Form 10-Q
period 1996-03-31
PICK COMMUNICATIONS CORP
filed 1996-07-08
CIK 1006282

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549





[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from                       to

Commission file number 0-27604


                            PICK Communications Corp.
           (Exact name of the registrant as specified in its charter)



          NEVADA                                                 75-2107261
(State or other jurisdiction of                               (I.R.S. employer
 Incorporation or Organization)                              identification no.)

155 Route 46, West, Third Floor
         Wayne, NJ                                                      07470
(Address of principal executive                                       (Zip code)
          offices)

Registrants Telephone number, including area code: (201) 812-7425


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .


     Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

            Class                                   Outstanding at June 26, 1996
(Common stock $0.002 par value)                               43,192,516

                            PICK Communications Corp.
INDEX


Part I Financial Statements                                                 Page

Item 1: Financial Statements...................................................3

 Consolidated Balance Sheets
      as of March 31, 1996 and December 31, 1995.............................F-2

 Consolidated Statements of Operations - Three months
      ended March 31, 1996 and March 31, 1995................................F-3

 Consolidated Statements of Stockholders Equity
      as of March 31, 1996...................................................F-4

 Consolidated Statements of Cash Flows - Three months ended March 31, 1996 and March 31, 1995.....................................................F-5

 Notes to the Consolidated Financial Statements..............................F-6


Item 2: Managements Discussion and Analysis of Financial
      Condition and Results of Operations......................................4

Part II Other Information:

Items 1-6 Other Information....................................................7

Signatures.....................................................................9

                         Part I - Financial Information

Item 1 - Financial Statements:
Financial Information

     Financial statements for the quarters ended March 31, 1996 and March 31, 1995 are derived from the consolidation of the PICK Communications Corp., (the "Company") and its subsidiaries, Public Info/CommKiosk, Inc., ("PICK"), and P.C.T. Prepaid Telephone, Inc. ("PCT") in accordance with generally accepted accounting principles. (See Notes to the Financial Statements for accounting policies.)

     On April 16, the Company established PICKNET, Inc., a wholly owned subsidiary to serve as the operating company for the resale of international long distance service. Service began for a third party customer in May, 1996. The Financial Statements for the quarters ended March 31, 1996 and 1995 do not include the accounts of PICKNET, as PICKNET had not yet been formed. The Consolidated Financial Statements of the Company are included in the following pages labeled schedules F-1 through F-11.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page

Consolidated Balance Sheets   ...........................................   F-2

Consolidated Statements of Operations     ...............................   F-3

Consolidated Statement of Stockholders' Equity     ......................   F-4

Consolidated Statements of Cash Flows     ...............................   F-5

Notes to Consolidated Financial Statements     ..........................   F-6

                           PICK Communications Corp.
                           Consolidated Balance Sheets
                      December 31, 1995 and March 31, 1996
                                ASSETS

                                                                            1995         1996
                                                                                      (Unaudited)

CURRENT ASSETS
    Cash ...........................................................   $   110,715         27,839
    Accounts receivable, net (note 1g) .............................       824,463      1,029,405
    Prepaid telephone card inventory (note 1d) .....................       167,091        182,865
    Prepaid advertising (notes 11, 12) .............................             0      3,120,000
    Prepaid expenses and other current assets ......................       503,495        121,912
       Total Current Assets ........................................     1,605,764      4,482,021

PROPERTY AND EQUIPMENT
    Furniture and equipment, net (note 1e) .........................       114,135        109,212
       Total Property and Equipment ................................       114,135        109,212

OTHER ASSETS
    Pre-paid cellular patent and rights, net (note 8) ..............       712,500        676,875
    Investment in marketable equity securities, net (note 6) .......        16,625      7,755,625
       Total Other Assets ..........................................       729,125      8,432,500
Total Assets .......................................................   $ 2,449,024     13,023,733
                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable (note 5) ......................................   $   191,891        625,975
    Direct cost telephone time accrual (note 5) ....................     1,084,201        653,679
    Pre-paid telephone time liability (note 4) .....................       378,000        273,000
    Accrued expenses and other current payables (note 1h) ..........       145,448        523,967
    Advances from stockholders (note 4) ............................             0         50,000
    Deferred revenue ...............................................       805,383        877,628
    Current income taxes payable (note 1j) .........................             0        346,000
    Short-term portion of long-term debt ...........................        75,000        100,000
       Total Current Liabilities ...................................     2,679,923      3,450,249

LONG-TERM LIABILITIES
    Deferred income tax liability (note 1j) ........................             0        611,000
    Due to The Next Edge, Inc. (notes 4 & 8) .......................       400,000        350,000
       Total Long-Term Liabilities .................................       400,000        961,000
Total Liabilities ..................................................     3,079,923      4,411,249
Minority interest in consolidated subsidiary .......................       215,508      1,228,416

STOCKHOLDERS' EQUITY
    Common stock, no par; Authorized 50,000,000 shares; issued and outstanding 40,542,516 at December 31, 1995 and 43,192,516 at
       March 31, 1996 (note 2) .....................................        81,085         86,385
    Additional paid in capital in excess of par (note 2) ...........     2,018,780      6,238,480
    Stock subscription receivable (note 2) .........................      (800,000)      (775,000)
    Treasury stock (notes 2 & 14a) .................................             0        (29,500)
    Marketable equity securities valuation reserve (note 6) ........             0     (1,523,000)
    Retained earnings (deficit) ....................................    (2,146,272)     3,386,703
Total Stockholders' Equity .........................................      (846,407)     7,384,068
Total Liabilities and Stockholders' Equity .........................   $ 2,449,024     13,023,733

    The accompanying notes are an integral part of the financial statements.

                            PICK Communications Corp.
                      Consolidated Statements of Operations
                            3 months ended March 31,
                                   (UNAUDITED)
                                                                   1995           1996
         Revenue
Sales - debit cards to related parties (note 5) ............   $  90,241         49,781
Sales - debit cards to others ..............................     218,505        461,048
Sales - long distance services .............................       5,173          1,837
    Total sales ............................................     313,919        512,666

Cost of sales - related parties (note 5) ...................     206,375         68,690
Other cost of sales ........................................      39,731        529,972
   Total cost of sales .....................................     246,106        598,662

   Gross profit(loss) ......................................      67,813        (85,996)

Sales - prepaid cellular licenses (note 10) ................           0      3,600,000

         Operating Expenses
Sales and marketing - related party (note 5) ...............       3,400              0
Sales and marketing - other ................................      35,954         56,383
   Total sales and marketing ...............................      39,354         56,383
General and administrative .................................     159,251        502,126
Depreciation ...............................................       6,072          8,026
Amortization ...............................................           0         35,625
Bad debt ...................................................       2,652          5,193
   Total operating expenses ................................     207,329        607,353

Income(loss) from operations ...............................    (139,516)     2,906,651
Interest expense ...........................................       8,166         10,330

Income(loss) before taxes, minority interest in subsidiary
     loss and gain on sale of marketable equity securities .    (147,682)     2,896,321
Gain(loss) on sale of marketable equity securities (notes 6)           0      4,784,000

Income(loss) before taxes and minority interest in
     subsidiary loss .......................................    (147,682)     7,680,321

Minority interest in subsidiary loss .......................           0          6,654
Provision for income taxes(benefit) - deferred (note 1j) ...           0      1,808,000
Provision for income taxes(benefit) - current (note 1j) ....           0        346,000

Net income(loss) ...........................................   $(147,682)     5,532,975

Primary net income(loss) per share .........................   $    --             0.13

Weighted average number of shares outstanding ..............        --       42,755,713
Fully diluted net income(loss) per share ...................   $    --             0.12

Weighted average number of shares outstanding ..............        --       45,294,165

    The accompanying notes are an integral part of the financial statements.

                            PICK Communications Corp.
                 Consolidated Statement of Stockholders' Equity
                                   (UNAUDITED)
                                                          Additional    Stock        Mkt Sec                 Retained       Total
                                                 Common     Paid in    Subscrip     Valuation    Treasury    Earnings/   Stkholders'
                                                 Stock      Capital   Receivable     Reserve      Stock     (Deficit)      Equity

BALANCE, January
    1, 1996 .................................   $81,085   2,018,780   (800,000)            0          0    (2,146,272)     (846,407)

Capital transactions:
                  A) ........................       500     249,500   (125,000)            0          0             0       125,000
                  B) ........................     2,300   2,697,700          0             0          0             0     2,700,000
                  C) ........................     2,500   1,272,500          0             0          0             0     1,275,000
                  D) ........................         0           0    150,000             0          0             0       150,000
                  F) ........................         0           0          0             0    (29,500)            0       (29,500)

Marketable equity
  securities valuation
  reserve - net .............................         0           0          0    (1,523,000)         0             0    (1,523,000)

Net income(loss) ............................         0           0          0             0          0     5,532,975     5,532,975

BALANCE, March
   31, 1996 .................................   $86,385   6,238,480   (775,000)   (1,523,000)   (29,500)    3,386,703     7,384,068

A) January 1996; 250,000 shares of common stock; $125,000 in cash and $125,000 in stock subscription receivable. (note 2)

B) January 1996; 1,150,000 shares of common stock; $3 million in prepaid advertising valued on the Companys books at $2,700,000. (notes 2 & 12)

C) January 1996; 1,250,000 shares of common stock; 500,000 shares of Ultimistics Inc. restricted common stock which had a bid price of $8.50 per share, discounted 70%. (note 2)

D) First quarter 1996; 0 shares of common stock; stock subscriptions received in cash.

E) March 1996; 230,000 shares of common stock; agreement to acquire as treasury stock. (note 2 & 14a)












    The accompanying notes are an integral part of the financial statements.

                           PICK Communications Corp.
                      Consolidated Statements of Cash Flows
                            3 months ended March 31,
                                   (UNAUDITED)
                                                                                  1995         1996

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss) ...........................................................   $(147,682)    5,532,975
Adjustments to reconcile net loss to net cash used for operating activities:
  Non-cash revenues - prepaid cellular license revenue .....................           0    (3,600,000)
  Non-cash gain on sale of marketable equity securities ....................           0    (4,784,000)
  Compensation expense accrued for treasury stock purchase .................           0        29,500
  Depreciation .............................................................       6,072         8,026
  Amortization .............................................................           0        35,625
  Bad debt expense .........................................................       2,652         5,193
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable ...............................     (57,260)     (191,225)
  (Increase) decrease in prepaid telephone card inventory ..................      10,877       (15,774)
  (Increase) in prepaid and other assets ...................................      (1,400)      (38,417)
  Increase (decrease) in accounts payable (note 5) .........................      22,780       434,084
  Increase (decrease) in direct cost telephone time accrual (note 5) .......    (126,815)     (430,522)
  Increase (decrease) in deferred revenue ..................................     238,618        72,245
  Increase (decrease) in prepaid telephone time liability ..................           0      (105,000)
  Increase (decrease) in current income taxes payable ......................           0       346,000
  Increase (decrease) in deferred income taxes payable .....................           0     1,808,000
  Increase (decrease) in accrued expenses (note 1h) ........................      53,869       378,519
Net cash (used) provided by operating activities ...........................       1,711      (514,771)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets ...................................................           0        (3,105)
Net cash (used) provided by investing activities ...........................           0        (3,105)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash ...............................................           0       125,000
Common stock issued for cash by subsidiary .................................           0       135,000
Payments received on stock subscriptions receivable ........................           0       150,000
Payments on stockholder advances ...........................................      (3,035)            0
Payments on third-party debt ...............................................           0       (25,000)
Funds advanced by stockholder ..............................................           0        50,000
Net cash provided (used) by financing activities ...........................      (3,035)      435,000

Net increase (decrease) in cash ............................................      (1,324)      (82,876)

CASH, beginning of period ..................................................      17,659       110,715

CASH, end of period ........................................................   $  16,335        27,839

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Noncash financing activities:
     Stock issued for investment in marketable equity securities ...........   $       0     2,075,000
     Stock issued to acquire prepaid advertising ...........................   $       0     2,700,000
     Stock issued for subscription receivable ..............................   $       0       125,000

    The accompanying notes are an integral part of the financial statements.

                           PICK Communications Corp.
                   Notes to Consolidated Financial Statements
                                  (UNAUDITED)

     (1)  Summary  of  Significant  Accounting  Principles
     Organization - PICK Communications Corp., (the Company) was incorporated in the State of Utah on April 30, 1984, as S.T.V., Inc., changing its name to Adolphus Companies, Inc., in February 1986, and then to Prime International Products, Inc., in May 1988 and to PICK Communications Corp. in December 1995. In December 1987, the Company acquired American Italian Food Processing Co., Inc. in a stock for stock exchange. All operations ceased in 1990. On September 12, 1995, the Company acquired Public Info/Comm Kiosk, Inc. (PICK) in a stock for stock exchange and conducts business from its headquarters in Mountain Lakes, NJ.

     Public Info/Comm Kiosk, Inc. (PICK) was incorporated in the state of New Jersey on August 6, 1992. It was inactive from incorporation until January 1993, when the founder began the operations of the Company. PICK operated in 1993, as an agent for the sale of long distance services. In August 1994, PICK began selling its own brand of prepaid calling card. PICKs target market is primarily Hispanics located in New York, New Jersey, South Florida and Texas. Pick expanded into California in 1995.

The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition and revenues and expenses for the years then ended. The financial statements for the three months ended March 31, 1995 and 1996 include all adjustments which in the opinion of management are necessary for fair presentation. The following summarize the more significant accounting and reporting policies and practices of the Company:

     a) Basis of presentation - The financial statements reflect the financial position and results of operations of PICK, Inc., prior to the acquisition by the Company, and on a consolidated basis subsequent to the acquisition. The acquisition has been accounted for as a recapitalization by PICK, Inc.

     b) Basis of consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. Minority interest represents minority shareholders proportionate share of the equity and earnings/loss of PCT Prepaid Telephone, Inc. Intercompany transactions have been eliminated.

     c) Revenue recognition - The Company recognizes revenue and accrues for all related direct costs upon the sale of prepaid telephone cards, based upon recognizing revenue over the life of the cards. Related direct costs include relieving card inventory, other fullfillment costs and design costs/royalties. The Company recognizes revenue over the 18 month life of the cards in accordance with its determination of usage based on the information available. The Company is evaluating replacement equipment which will provide more effective and efficient management information regarding card usage. Should the Company acquire this equipment it intends to update its revenue recognition calculations. The Company believes, based on available information, that it is experiencing approximately 81.8% usage within the first 12 months after sale. The cards carry expiration policies of one year from first usage or 18 months after retail sale. The Company does not have a written returns policy, but considers sales returns on a case by case basis.

     d) Prepaid telephone card inventory - Card inventory is composed of costs to provide unactivated cards to the fullfillment company, which include printing and freight, and is valued at the lower of cost or market. Inventory is relieved, and charged to cost of sales, when activated cards are shipped from the fullfillment company to the wholesale purchaser.

e) Fixed assets - Fixed assets, principally telephone equipment, are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 3, 5 and 7 years. Depreciation expense was $6,072 and $8,026 for the three months ended March 31, 1995 and 1996.

                          PICK Communications Corp.
                   Notes to Consolidated Financial Statements

(1) Summary of significant accounting principles, continued
     f) Concentration of credit risk - Four customers accounted for approximately 33.5%, 22.3%, 20.7% and 15.9% of net sales for the quarter then ended and approximately 6.7%, 8.5%, 1.7% and 2.8% of accounts receivable at March 31, 1995. Three customers accounted for approximately 65%, 11.5% and 9.2% of net sales for the quarter then ended and approximately 69.1%, 0% and 7.5% of accounts receivable at March 31, 1996. The Company performs periodic credit evaluations of its customers, but generally does not require collateral.

     g) Accounts receivable - The Company provides credit for open accounts in the normal course of business. As of the dates of these statements, the Company has established a reserve for doubtful accounts at a rate of approximately 3.5% of outstanding accounts receivable or 7.4% of sales. The reserve amounts at March 31, 1995 and 1996 were $0 and $37,871. Bad debt expense was $2,652 and $5,193 for the three months ended March 31, 1995 and 1996 respectively.

     h) Accrued compensation - Accrued compensation of $122,053 and $145,448 at March 31, 1995 and 1996 is composed of compensation accrued, but not yet paid to the President of the Company.

     i) Valuation of intangibles - Intangible assets are valued at cost and amortized over their estimated remaining useful lives. The Company is amortizing the prepaid cellular asset over the initial 60 month term of the contract. Amortization expense was $0 and $35,625 for the three months ended March 31, 1995 and 1996.

     j) Income taxes - Deferred income taxes are provided on elements of income that are recognized for income tax purposes in periods different than such items are recognized for financial accounting purposes. In February 1992, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting number 109 (SFAS 109) relating to the method of accounting for income taxes. SFAS 109 requires companies to take into account changes in tax rates when valuing the deferred income tax amounts carried on their Balance Sheets (the "Liability Method"). The Company adopted SFAS 109 effective with the conversion from Sub-S status, August 1, 1994. The Company had a deferred tax liability of $0 and $611,000 and a current tax liability of $0 and $346,000 at
     March 31, 1995 and 1996. The deferred tax liability is composed of the tax effects resulting from the exchange of the Foxwedge shares and Firenze shares the Company held for shares of Ultimistics Inc. At the dates of these exchanges, the Company recorded gains for book purposes totalling $4,784,000 with deferred income tax effects of $1,674,400 for federal and $430,600 for state. At March 31, 1996, the current market value of all the shares of Ultimistics received during the period, net of discount, would reflect a loss of $2,720,000, with deferred tax asset effects of $952,000 for federal and $244,800 for state. At March 31, 1996, the Company has established a valuation allowance of its deferred tax liability for this combined difference of $1,197,000, giving a net deferred tax liability at March 31, 1996, of $486,000 federal and $125,000 state, for a total of $611,000. The valuation allowance reduced the marketable equity securities valuation reserve, as reflected in the Stockholders Equity section of the consolidated balance sheet at March 31, 1996. The current income tax liability is adjusted by the benefit of net operating loss carryforwards totaling $2,110,496 at December 31, 1995. The tax benefit was comprised of approximately $717,600 in federal tax benefit and $126,400 in state tax benefit at December 31, 1995. The net current income tax liability is composed of $275,000 federal and $71,000 for state. Any income tax benefits related to the differences between methods of depreciation is de minimus.

     k) Net income(loss) per share - Primary income(loss) per share is computed by dividing the net income(loss) by the weighted average number of common shares outstanding during the period. Fully-diluted income(loss) per share is computed by dividing the net income(loss) by the weighted average number of common shares and common share equivalents, assuming the equivalents had been shares outstanding, during the period.

     (2) Stockholders' equity - The Company has authorized 50,000,000 shares of $0.002 par value common stock. In August 1995, the Company had 277,516 shares outstanding. In August 1995, the Company completed a

                           PICK Communications Corp.
                   Notes to Consolidated Financial Statements

     (2) Stockholders' equity, continued - Regulation D Rule 504 private offering in which the Company issued 8,000,000 shares in exchange for $232,650 in cash, net of offering expenses of $7,350.

     PICK had authorized 1,000,000 shares of no par common stock. In January 1993, PICK issued 100,000 shares in exchange for $1,000. At the end of 1993, the President of PICK contributed his compensation to PICK, by way of waiving the compensation accrued. During 1994, the President had loaned $161,000 to PICK, which he exchanged for 623,000 shares of common stock. In August 1994, PICK issued 20,000 shares to a then unrelated third-party in exchange for a telephone switch and the tariffs required to operate the switch, valued at $100,000. From January through July 1995, PICK issued shares to various parties for services provided, valued at $0.01 per share, for a total value of $2,420. These shares were valued at this level because at the time of issuance, there was no assurance that PICK would be able to stay in business and it had negative book value. In June 1995, PICK sold 25,000 shares to an independent consultant for $250 in cash.

     On September 12, 1995, the Company  completed the acquisition of PICK, (see note 1a). Pursuant to the agreement to effect this transaction, the Company issued 3,000,000 shares in exchange for 1,000,000 shares of Foxwedge, Inc., 4,500,000 shares in exchange for $250,000 in cash with a formerly unrelated party, which subsequently became related through a common director, 500,000 shares in exchange for an outstanding note payable of $250,000, 1,500,000 shares in exchange for an $82,500 subscription receivable and 16,665,000 shares in exchange for 100% of the issued and outstanding shares of PICK. In October 1995, the Company issued 100,000 shares in partial exchange for co-ownership of the prepaid cellular patent and exclusive commercialization rights, valued at $425,000. In October 1995, the Company issued 5,000,000 shares in exchange for 5,000,000 shares of Firenze, Ltd. common stock, valued at $10,000. On November 21, 1995, the Company issued to an unrelated third party 1,000,000 shares in exchange for $200,000 cash and a note receivable for $800,000 to be paid during 1996.

     In January 1996, the Company entered into an agreement to sell 250,000 shares of its common stock to an unrelated third party for $250,000 in cash. Also in January 1996, the Company entered into an agreement with International Executive Services, (IES), a barter exchange company, to exchange 1,000,000 shares to IES and 150,000 shares to Richard Maranon, a director of the Company, of the Companys common stock for $3,000,000 of prepaid advertising. The Company has recorded these shares at $2,700,000, or $2.35 per share. The advertising to be provided is to be composed of print, television, radio and outdoor media. The original agreement calls for the Company to use this advertising within two years, however the Company has received oral approval for a three year extension. In January 1996, the Company exchanged 1,250,000 shares of its common stock for 500,000 shares of Ultimistics Inc. common stock with an unrelated third party stockholder of Ultimistics. The Company recorded this transaction at $1,275,000, which was a 70% discount from the then current market value of $4,250,000 for the Ultimistics stock.

     In early 1996, the Company began negotiating to settle a dispute with a former officer. This former officer has the right to exchange the individuals 20,000 shares of PICK, Inc. into 330,000 shares of the Company and also owns a warrant for 5,000 shares of PICK, Inc. with an exercise price of $5 per share, which the board of directors has amended to a warrant for 82,500 shares of the Company with an exercise price of $0.30 per share. These shares were part of the reorganization discussed in note 2 above. The Company has been orally informed that this party has agreed to sell 230,000 of the 330,000 shares and the warrant back to the Company for total compensation of $29,500 in cash.

     In 1994, PICK issued warrants for common stock to three persons. The merger agreement recognizes these PICK warrants and exchanges them for warrants for common stock of the Company. Each of the warrants was for 5,000 shares of PICK common stock at an exercise price of $5 per share, converted to 82,500 shares per warrant, totalling 247,500 shares, at an exercise price of $0.30 per share expiring on December 31, 1996.

                           PICK Communications Corp.
                   Notes to Consolidated Financial Statements

     (2) Stockholders' equity, continued - In January 1996, the Company issued stock options to seven officers and directors of the Company. Each of these options was for 500,000 shares, for a total of 3,500,000 shares, at an exercise price of $2.75 per share and expire on January 25, 1999. The exercise price was 10% above the market price of the shares on the date of the grant. The Company has reserved an additional 1,500,000 shares for potential future use in granting options for valued employees.

     (3) Commitments - The Company entered into an operating lease with a one year term for the Companys facilities beginning in May 1995. Future minimum lease payments under this operating lease in effect at March 31, 1996 are $1,285 per month, or $1,285 for the remaining lease term. Rent expense for the three months ended March 31, 1995 and 1996 was $0 and $3,855, respectively.

     (4) Notes payable - Short-term debt was made up entirely of advances to PICK by the principal stockholder, which were not collateralized. These advances carried no interest nor a stated maturity. The advances totalled $0 and $50,000 in 1995 and 1996. PICK repaid $3,035 in 1995 and $0 in 1996. In 1995, the
Company acquired co-ownership of the prepaid cellular patent and exclusive commercialization rights for stock and a $500,000 note payable to The Next Edge, Inc. This note is to be paid at a rate of $25,000 per quarter for five years. The Company made the January 1, 1996, payment in December 1995, and the April 1, 1996, payment in March 1996. This note is not collateralized nor does it carry interest. The Company cannot impute a discount for this note until such time as it obtains the collateral required to secure this note, therefore the Company did not recognize any interest expense in the three months ended March 31, 1996. The Company will impute an appropriate discount rate upon supplying acceptable collateral for the note payable, which the Company expects to acquire in the near future.

     (5) Related party transactions - The Company purchased advertising services of $3,400 and $0 in 1995 and 1996, from an entity controlled by a person who is a stockholder of the Company and a member of the Board of Directors. This person also received 150,000 shares of the Companys common stock, (see notes 2 and
12), for his and his staffs efforts to develop and oversee the implementation of the advertising/marketing programs to be instituted by the Company to use the $5,000,000 in prepaid advertising. The Company purchased substantially all of its telephone network services in 1995, from a vendor which also owns approximately 1% of the Companys common stock. The Company had sales of $90,241 in 1995, to 2 stockholders and $49,781 in 1996, to 3 stockholders.

     (6) Investment in marketable equity securities - The Company exchanged 1,000,000 shares of common stock of Foxwedge, Inc. it held for 500,000 shares of Ultimistics Inc. common stock with a stockholder of Ultimistics in January 1996. The Company recorded a $1,194,000 gain as a result of this transaction. The market value of the Ultimistics stock received was $4,000,000 at the date of the transaction, which the Company discounted by 70% to $1,200,000, based on the size of the Companys holdings of Ultimistics and the restrictions on resale. In January 1996, the Company entered into two transactions with Yakimoto Ltd. whereby the Company sold the prepaid cellular marketing rights for South America to Yakimoto for 1,000,000 shares of Ultimistics stock, and the rights to Asia, Australia, Africa and most of Europe to Yakimoto for 500,000 shares of Ultimistics. The current market value of the Ultimistics stock at the time of the transactions was $12,000,000 total, which the Company discounted by 70% to $3,600,000, based on the size of the Companys holdings of Ultimistics and the restrictions on resale. The Company recorded licensing revenue for these transactions.

     In March 1996, the Company exchanged 5,000,000 shares of common stock of Firenze, Ltd. it held for 2,000,000 shares of Ultimistics Inc. common stock with a stockholder of Ultimistics. The Company recorded a $3,590,000 gain as a result of this transaction. The market value of the Ultimistics stock received was $12,000,000 at the date of the transaction, which the Company discounted by 70% to $3,600,000, based on the size of the Companys holdings of Ultimistics and the restrictions on resale. In January 1996, P.C.T. Prepaid Telephone, Inc.
(PCT), a consolidated subsidiary of the Company, entered into an agreement with

                           PICK Communications Corp.
                   Notes to Consolidated Financial Statements

     (6) Investment in marketable equity securities, continued - several unrelated persons to issue 10,000,000 shares of PCT common stock to the unrelated parties and 10,000,000 shares to the Company in exchange for 200,000 shares of Ultimistics common stock, valued by PCT at $480,000.

     In May 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting number 115 (SFAS 115) relating to the method of accounting for certain investments in debt and equity securities. Although SFAS 115 does not apply to the investments held by the Company, as they are all restricted by Rule 144 of the Securities Act of 1933, as amended, the Company has decided to incorporate the disclosure requirements of SFAS 115. At March 31, 1996, the Company holds 4,700,000 shares of Ultimistics with a current market value of $25,825,000, which when discounted 70% equals $7,755,000. The Company has established a valuation reserve of $2,720,000 for this investment. The valuation reserve as reflected in the Stockholders Equity section of the consolidated balance sheet is net of the $1,197,000 deferred income tax effects, giving a net of $1,523,000. The Company believes that the decline in market value of the Ultimistics stock is temporary in nature.

     (7) Statement of Financial Accounting Standards not yet evaluated - In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 121, Accounting for the impairment of long-lived assets and for long-lived assets to be disposed of. The Company has adopted SFAS 121 effective January 1, 1996. The provisions will require the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on expected future cash flows, then the loss should be recognized in the income statement and certain disclosures regarding the impairment should be made in the financial statements. The Company has not yet had sufficient time to evaluate the impact, if any, of the provisions of SFAS 121.

     In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for stock based compensation. The Company has adopted SFAS 123 effective January 1, 1996. The Company has not yet had sufficient time to evaluate the impact, if any, of the provisions of SFAS 123.

     (8) Debit cellular telephone technology agreement - In October 1995, the Company entered into an agreement with The Next Edge, Inc. (TNE), whereby the Company acquired the worldwide rights to market, distribute, sell and manufacture TNEs Smart Tracker System (a debit cellular telephone system, with a patent pending). This agreement has a term of five years with an option, at the Companys sole discretion, for five additional five year periods.The agreement requires the Company to pay TNE a total of $500,000, payable at a rate of $25,000 quarterly over five years beginning on January 1, 1996. These payments are to be secured by an Irrevocable Letter of Credit. The Company is also required to issue a total of 100,000 shares of its restricted common stock to TNE at the rate of 20,000 shares each year for five years beginning January 1, 1996. The agreement also requires the Company to purchase the circuit chips for the system from TNE, at TNEs cost. The agreement stipulates that the Company will be recorded as co- owner of the final US patent relating to this technology. The agreement requires the Company to implement the international patent applications. The Company has valued this purchase ageement at $712,500. The valuation is comprised of the $500,000 cash plus the 100,000 shares of common stock valued at $212,500, based on the bid quote of the Companys stock, less a 50% discount. The letter of credit has not yet been issued, (see note 4).

     (9) Firenze, Ltd. licensing agreement - On October 24, 1995, the Company granted Firenze Ltd., (FRNZ), an exclusive license for marketing and sales of the debit cellular telephone technology (see note 8) in Europe, Asia, Australia and Africa. This agreement called for the Company and FRNZ to exchange 5,000,000 shares of common stock between the companies. The agreement requires FNRZ to purchase the microchip, cellular equipment and software from the Company at the Companys cost plus 10%. The agreement calls for FNRZ

                           PICK Communications Corp.
                   Notes to Consolidated Financial Statements

     (9) Firenze, Ltd. licensing agreement, continued - to pay the Company monthly a 5% royalty on FNRZs gross revenue from the technology under license. FRNZ had not yet begun to commercialize this license at March 31, 1996, therefore no royalties were received by the Company. As a direct result of Firenze not being able to consummate its planned acquisition of Fonlem
Industries, the Company believed that Firenze would not be able to fully commercialize its license. Accordingly, in January 1996, the Company and Firenze, Ltd. modified this agreement to limit FNRZ's license to certain European countries.

     (10) Yakimoto Investment, Ltd. licensing agreements - In January and February 1996, the Company entered into two licensings agreement with Yakimoto Investment, Ltd. (Yakimoto). The first granted Yakimoto an exclusive license for marketing and sales of the debit cellular telephone technology (see note 8) in South America. This agreement requires Yakimoto to pay the Company 1,000,000 shares of common stock of Ultimistics, Inc. as consideration for this license. These shares bear a restrictive legend under Rule 144 of the Securities Act of 1933, as amended. At the time this agreement was entered into, Ultimistics was $8.50 bid, which values these shares at $8,500,000. The Company then determined that it should discount the fair market value of the transaction by approximately 70%. As a result this investment was recorded at $2,550,000. Yakimoto is also required to provide the Company with a $475,000 declining balance Irrevocable Letter of Credit, which the Company will use to secure the agreement discussed in note 8 above. This letter of credit has not yet been issued. The agreement also requires Yakimoto to purchase the microchip, cellular equipment and software from the Company at the Companys cost plus 10%. The agreement calls for Yakimoto to pay the Company monthly a 5% royalty on Yakimotos gross revenue from the technology under license. The second agreement transfers the bulk of the Firenze license (see note 9) to Yakimoto in exchange for 500,000 shares of Ultimistics stock. At the time this agreement was entered into, Ultimistics was $7.00 bid. This values these shares at $3,500,000. The Company then determined that it should discount the fair market value of the transaction by approximately 70%. As a result this investment was recorded at $1,050,000.

     (11) Telephone time exchange for prepaid advertising - In November 1995, the Company acquired telephone time to be provided by World Tel Saver. In January 1996, the Company entered into an agreement with International Executive Services (IES), an unrelated party to the Company, although it is a related party with respect to World Tel Saver, to exchange all of its prepaid telephone time, (consisting of 5,137,930 minutes), for $2,000,000 of prepaid advertising. The advertising to be provided is to be composed of print, television, radio and outdoor media. The original agreement calls for the Company to use this advertising within two years, however the Company has received verbal approval for a three year extension. The Company will record a $1,580,000 gain on this exchange, which the Company expects to amortize into income as the advertising is used. None of the advertising had been used at March 31, 1996.

     (12) Prepaid advertising - In January 1996, the Company entered into an agreement with IES to issue 1,000,000 shares to IES and 150,000 shares to Richard Maranon, a director of the Company, of the Companys restricted common stock in exchange for $3,000,000 of prepaid advertising. The advertising to be provided is to be composed of print, television, radio and outdoor media. The original agreement calls for the Company to use this advertising within two years, however, the Company has received verbal approval for a three year extension. The Company valued this transaction at $2.35 per share, or $2,700,000, allowing for a 10% discount for any advertising usage availability the Company may not use. None of the advertising had been used at March 31, 1996.

     (13) Working capital deficiency - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the previously filed consolidated financial statements, the Company incurred net losses for the years ended December 31, 1993, 1994 and 1995. For the three months ended March 31, 1996, the Company recorded $5,532,975 in net income. This profit was generated principally as a result of non-cash revenue and gains. The Company has a working capital excess of $1,031,772 at March 31, 1996.

                           PICK Communications Corp.
                   Notes to Consolidated Financial Statements

     (13) Working capital deficiency, continued - During the three months ended March 31, 1996, the Company raised $435,000 in cash from financing activities. This amount plus its cash on hand at the beginning of the period exceeded its cash flows used by operations and investing activities by $27,839, which resulted in and reflects a decrease of cash of $82,876. At March 31, 1996, the Company has two notes receivable, accounted for as stock subscriptions receivable, in the amount of $775,000, to be paid over the remainder of 1996. The Companys plans also include controlling its cash expenses, such that this inflow of capital may continue to cover a cash shortfall over the next twelve months.

     Substantially all of the assets received relating to the profits generated include common stock of Ultimistics Inc. (see notes 6, 9 and 10). The Company believes that it is in the its best interest to hold this asset for the forseeable future, in the hope for capital appreciation over the value recorded at March 31, 1996, and increased liquidity over time.

     In January 1996, the Company entered into agreements to exchange the prepaid telephone time it owned and common stock of the Company for a total of $5,000,000 of prepaid advertising, (see notes 11 and 12). The Company entered into these transactions because advertising expenditures are at the beginning of the Companys revenue generating process. The Company believes it can generate a significant increase in cash flow, whether revenue is recognized or deferred, by increasing its advertising presence in select target markets. The Company believes that to increase its advertising without a concurrent cash expenditure, will be beneficial to its cash flows from operations. The Company had not utilized any of this advertising during the three months ended March 31, 1996, as it needed to prepare its suppliers and delivery systems for the additional cards and telephone time usage increases this advertising would bring. Time was also needed to develop the advertising/ marketing program to most effectively utilize the prepaid advertising.

     The Company also has negotiated lower telephone time rates in conjunction with higher usage volumes. The higher usage volumes are expected to occur when the advertising/marketing programs now under development are instituted.

     The Company is also seeking to raise additional funds, either through the use of debt or equity, or a combination of both. Any funds raised would be employed to further increase its prepaid telephone card business, and to develop its prepaid cellular telephone business. There are no assurances that the Company will be able to sucessfully raise additional funds in this manner.

     The Company believes that these plans will enable it to continue as a going concern. However, there can be no assurances that the Company will be able to successfully implement such plans. If such plans are not sucessfully implemented, the Company could be required to seek additional financing from sources not currently anticipated.

(14) Subsequent events
     a) Former officer settlement - In June 1996, the former officer signed the settlement agreement as discussed in note 2 above. This settlement finalized the September 1995, recapitalization of the Company.

     b) Commitments - In June 1996, the Company entered into a 63 month lease for office space in Wayne, New Jersey, to replace its former location. This lease provided for three months of free rent, and a minimum annual payment of $103,441, including fixed utilities, thereafter. The lease provides a renewal option for an additional five year period.

Item 2 - Management's Discussion and Analysis of Operations:

Results of Operations:

General:

     The Company generates revenues from the sale of telecommunications services. Net income was $5,532,975 for the quarter ended March 31, 1996, compared to a loss of $147,682 for the quarter ended March 31, 1995, an improvement of $5,680,657. The 1996 profits were primarily the result of selling prepaid cellular telephone licenses throughout the world and a gain on the sale of marketable equity securities, while the 1995 loss was primarily attributable to prepaid telephone cards ("Debit Card") activities in the start-up phase and expenses incurred in developing and promoting the Company's products.

     The Company's primary costs of sales are the cost of telephone service - for both Debit Cards and for the resale of international long distance service. In addition the cost of sales includes the production of Debit Cards, their printing, fulfillment and distribution, and fixed costs associated with international long distance switching and communications.

     For Debit Card sales, the Company recognizes revenues at the time it provides the telephone services associated with its cards. It defers revenues until then, based on customer patterns of usage, and recognizes the cost of the carrier telephone traffic based on the minutes used, which are also recognized in revenues. All other direct costs, (non-traffic costs representing design royalties, printing, fulfillment, shipping, sales commissions, etc.), are recognized as up-front costs when the initial sales are made to distributors. The Company anticipates that substantially all of the telephone time associated with the Debit Cards will be used by its customers. For the resale of international long distance, the Company anticipates recognizing revenues as the traffic is used by its customers, although no such revenues were earned in the first quarter of 1996. For the sale of prepaid cellular telephone licenses, the Company recognizes revenues as the licenses are sold, based on the value it received for them. In this connection, the Company received substantially all of its consideration for those licenses in the form of restricted Ultimistics Inc. ("Ultimistics") common stock. The revenues were recognized based on discounted values of the shares as of the dates of the transactions.

 Three Months Ended March 31, 1996 and March 31, 1995:

     The Company sold territory licenses to market and distribute prepaid cellular telephones for the majority of the world's area to Yakimoto Investment LTD. ("Yakimoto") in exchange for 1,500,000 shares of Ultimistics Inc. common stock, which the Company has valued on its books at $3,600,000. This significant profit will not recur, instead, the Company expects to develop its cellular system and generate revenues from the sale of the prepaid cellular telephones and the air time associated with their use over the next few years. In addition, the Company generated $512,666 in revenues from the sale of telecommunications services, (primarily Debit Card sales), for the quarter ended March 31, 1996, compared to $313,919 for the quarter ended March 31, 1995. This represents an increase of $198,747 or 63.3% This significant increase reflects the general development of the customer base and the continued general acceptance of Debit Cards in the United States. Although revenues have increased, expenses have exceeded those revenues for the telecommunications segments of the Company's business, resulting in a negative gross margin of $85,996 in 1996, compared to a gross profit of $67,813 in 1995, an unfavorable variance of $153,809 (or 227%). The Company continues to build the infrastructure necessary to support growth in both Debit Cards and the resale of international long distance traffic segments of its business. The loss results from the Company not yet achieving sufficient revenue volume in these businesses to off-set fixed costs necessary to build capacity and produce operating profits. No long distance revenues were earned during the first quarter; however, the fixed costs related to establishing communications are included in the cost of sales.

     Selling and marketing expenses were $56,383 for the quarter ended March 31, 1996, compared to $39,354 for the quarter ended March 31, 1995, reflecting an increase of $17,029 or 43.3%. This increase is primarily attributable to an increase in sales commissions as a result of increased sales, and additional costs incurred to promote the Company's products, including advertising, attendance at trade shows, and production of marketing brochures.

     General and administrative expenses were $544,001 for the quarter ended March 31, 1996, compared to $159,251 for the quarter ended March 31, 1995, reflecting an increase of $384,750 or 241.6%. This increase is primarily attributable to salaries for additional personnel hired to support the Company's growth and an increase in general office expenses attributable to the increase in personnel.

     Amortization of $35,625 was attributable to the pre-paid cellular telephone technology license which is being expensed over five years. Depreciation is based upon lives of 3, 5 or 7 years, depending on the asset classification. Interest expense of $10,330 is attributable to the outstanding balance due to a vendor.

     The provision for current income tax expense of $346,000 takes into account amounts expected to be owed for estimated state and federal liabilities, based on current earnings, off-set by the aggregate tax loss carry-forwards. The provision for deferred income taxes takes into account the deferral of taxation of the profit on the exchange of marketable securities. The deferred tax liability will not have to be paid until the time the securities are sold.

     For the reasons listed above, the Company realized a net profit of $5,532,975, (or $.13 per share primary and $.12 on a fully diluted basis), for the quarter ended March 31, 1996, compared to a net loss of $147,682 for same quarter of the prior year, an improvement of $5,680,657.

Liquidity and Capital Resources:

     The Company had a working capital excess of $1,031,772 as of March 31, 1996, compared to a deficit of $1,074,159 as of December 31, 1995, and a deficit of $1,269,200 as of March 31, 1995. On this basis, the working capital ratio was 1.299:1 at March 31, 1996 compared to .599:1 at December 31, 1995 and .168:1 at
March 31, 1995.

     Net cash used in operating activities for the three months ended March 31, 1996 of $514,771 primarily reflects uses of $3,600,000 for non-cash revenues relating to the sale of prepaid cellular licenses and $4,784,000 for the non-cash gain on the sale of marketable securities. These uses were off-set by the net profit generated from operations of $5,532,975 and the increase in tax liabilities (current of $346,000, and deferred of $1,808,000). The remaining increase of $749,525 reflects net increases of current liabilities (accruals and deferred revenues), which exceed increases in receivables and prepaid expenses, all of which are necessary to support the increase in operating activities. Increases in accounts receivable, card inventory, accounts payable and accrued expenses are the result of increased volume. Accounts receivable are primarily generated from sales to distributors which are obliged to pay for the cards within thirty days of receipt. The increase in deferred revenues results from cards sold to distributors for which revenues have not yet been recognized. The Company expects to recognize this revenue in future periods, as customers use the Debit Cards, or as the cards expire.

     Cash used for investing activities for the three months ended March 31, 1996 of $3,105 reflects capital expenditures. The Company has no material commitments for capital expenditures as of March 31, 1996. There were no capital expenditures in the first quarter of 1995.

     During the quarter the Company directly acquired 4,500,000 shares of Ultimistics Inc., ("Ultimistics"), and an additional 200,000 shares through its ownership of PCT, representing approximately 16.5% of Ultimistics' outstanding stock. Ultimistics is a commercial/residential real estate company with holdings and operations in France. As of March 29, 1996 the bid price was $5.50 and the ask price was $6.75. As of June 28, 1996 the bid price was $4.125 and the ask price was $5.125.

     The Company has discounted these restricted shares by 70% in recording the transactions by which it acquired shares in Ultimistics. These transactions include:

     a. The exchange of 1,000,000 shares of Foxwedge, Inc., (valued at $6,000), for 500,000 shares of Ultimistics as of January 12, 1996. The Ultimistics shares had a bid price of $8.00 on that date, and were discounted to a value of $1,200,000 resulting in a profit of $1,194,000.

     b. The exchange of 1,250,000 shares of the Company's Common Stock for 500,000 shares of Ultimistics as a contribution of capital as of January 25, 1996. The Ultimistics shares had a bid price of $8.50 on that date, and were discounted to a value of $1,275,000, resulting in the recognition of additional paid in capital of $1,272,500.

     c. The sale of licenses to market and distribute the prepaid cellular telephone technology in various countries in South America to Yakimoto Investment, Ltd., in exchange for 1,000,000 shares of Ultimistics as of January 25, 1996. The Ultimistics shares had a bid price of $8.50 on that date, and were discounted to a value of $2,550,000, resulting in a sale valued at $2,550,000.

     d. The transfer of licenses to market and distribute the prepaid cellular telephone technology in Asia, Africa, Australia and various countries in Europe to Yakimoto Investment, Ltd., in exchange for 500,000 shares of Ultimistics as of February 28, 1996. The Ultimistics shares had a bid price of $7.00 on that date, and were discounted to a value of $1,050,000 resulting in a sale valued at $1,050,000.

     e. The exchange of 5,000,000 shares of Firenze Ltd., (valued at $10,000), for 2,000,000 shares of Ultimistics as of March 22, 1996. The Ultimistics shares had a bid price of $6.00 on that date, and were discounted to a value of $3,600,000, resulting in a profit of $3,590,000.

     Cash generated from financing activities for the three months ended March 31, 1996, amounted to $435,000, primarily reflecting the receipt of cash against stock sales and stock subscriptions receivable, compared to a negative $3,035 for the three months ended March 31, 1995, which reflected the payment of a stockholder advance.

     At March 31, 1996, the Company has cash and cash equivalents amounting to $27,839, compared to $110,715 at December 31, 1995, and $16,335 at March 31,
1995.

     In June 1996, the Company entered into a 63 month lease for office space in Wayne, New Jersey, to replace the existing lease for its Mountain Lakes, New Jersey location, which expired on April 30, 1996. This lease provides for the first three months rent to be free and thereafter requires a minimum annual payment of $103,441, including fixed utilities. The lease provides for a renewal option for an additional five year period.

     The Company anticipates, based on its current plans and assumptions relating to its operations, that its cash balances, together with projected cash flows from operations and stock subscriptions receivable, will be sufficient to satisfy the Company's contemplated cash requirements for the next 12 months. In the event that the Company's plans change, its assumptions change or prove to be inaccurate, or cash flows otherwise prove to be insufficient to fund operations, the Company may be required to search for additional financing or curtail its proposed growth. The Company currently has no arrangements in place with respect to additional financing.

                           Part II - Other Information

Item 1 - Legal Proceedings:
           None to report

Item 2 - Changes in Securities:
           None to report

Item 3 - Defaults upon senior securities:
           None to report

Item 4 - Submission of matters to a vote of security holders:
           None to report

Item 6 - Exhibits and reports on Form 8-K:

27.        Financial Data Schedule

Item 6:           Financial Data Schedule:

Schedule of Operations Data: