Form 10-Q/A
period 1996-03-31
PICK COMMUNICATIONS CORP
filed 1996-07-17
CIK 1006282

                                    FORM 10-Q\A

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

    c) Revenue recognition - For debit card sales the Company recognizes revenue at the time it provides the telephone services associated with its cards. It defers revenues until then, based on customer patterns of usage, and recognizes the cost of the carrier telephone traffic based on the minutes used, which are also recognized in revenues. All other direct costs, (non-traffic costs representing design royalty, printing, fulfillment, shipping, sales commissions, etc.), are recognized as up-front costs when the initial sales are made to the distributors. The Company anticipates that substantially all the telephone time associated with the debit cards will be used by its customers. The Company does not have a written returns policy, but considers sales returns on a case by case basis.

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

     On February 26, 1996, the Company entered into a three-year agreement with AT&T Corp., for the purchase of domestic long distance services. The Company is currently negotiating with AT&T to expand services under this agreement and expects to process substantially all of its domestic long distance and 800 number service under this agreement. The Company anticipates that as a result of this agreement, it will be able to provide upgraded services to its customers, without increasing its costs.

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