Form 10-Q
period 1996-06-30
PICK COMMUNICATIONS CORP
filed 1996-08-20
CIK 1006282

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE PERIOD ENDED JUNE 30, 1996

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                       to

Commission file number 0-27604

                            PICK Communications Corp.
           (Exact name of the registrant as specified in its charter)

         NEVADA                                                  75-2107261
(State or other jurisdiction of                               (I.R.S. employer
Incorporation or Organization)                               identification no.)

155 Route 46, West, Third Floor
Wayne Interchange Plaza II
Wayne,  NJ                                                               07470
(Address of principal executive offices)                              (Zip code)

Registrant's Telephone number, including area code:  (201) 812-7425

Indicate by check mark whether the registrant (1) has filed reports to be filed by Section 13 or 15(d) of the securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                               Outstanding at July 31, 1996
Common Stock, $.002 Par Value                                         43,192,516


(See Index to Sections of this Document on Page 2)

                            PICK Communications Corp.


                                Index to Form 10Q



Part I   Financial Statements

Item 1:  Financial Statements .............................................  3
                                                                            F-6
                                                                            thru
                                                                            F-11

         Consolidated Balance Sheets
                   as of June 30, 1996 and June 30, 1995.....................F-2

         Consolidated Statements of Operations - Three months and six months
                  Ended June 30, 1996 and June 30, 1995......................F-3

         Consolidated Statements of Stockholders' Equity - six months as of June 30, 1996 and June 30, 1995 .....................F-4

         Statements of Cash Flows - Three months and six months
                  Ended June 30, 1996 and June 30, 1995 .....................F-5

         Notes to the Financial Statements...................................F-6
                                                                            thru
                                                                            F-11

Item 2: Management's Discussion and Analysis of Financial Condition and
         Results of Operations .............................................. 4

Part II  Other Information:

         Items 1-6  Other Information........................................ 8

         Signatures  ........................................................10

                         Part I - Financial Information



Item 1 - Financial Statements:
Financial Information

     Financial statements for the three and six months ended June 30, 1996 and June 30, 1996 are derived from the consolidation of the PICK Communications Corp, (the "Company") Public Info/CommKiosk, Inc., ("PICK"), and P.C.T. Prepaid Telephone, Inc. ("PCT") in accordance with generally accepted accounting principles. (See Notes to the Financial Statements for accounting policies.)

     On April 16, 1996, the Company established PICKNET, Inc., a wholly owned subsidiary to serve as the operating company for the resale of international long distance service. Service began for a third party customer in May, 1996.

     The Consolidated Financial Statements of the Company are included in the following pages labeled schedules F-1 through F-11.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page

Consolidated Balance Sheets ..............................................   F-2

Consolidated Statements of Operations ....................................   F-3

Consolidated Statement of Stockholders' Equity ...........................   F-4

Consolidated Statements of Cash Flows ....................................   F-5

Notes to Consolidated Financial Statements ...............................   F-6

                            PICK Communications Corp.
                           Consolidated Balance Sheets
                       December 31, 1995 and June 30, 1996
          ASSETS ...................................................          1995           1996
CURRENT ASSETS .....................................................                  (Unaudited)
    Cash ...........................................................   $   110,715        278,976
    Accounts receivable, net (note 1g) .............................       824,463      1,265,420
    Prepaid telephone card inventory (note 1d) .....................       167,091        127,279
    Prepaid advertising (notes 11, 12) .............................             0      3,120,000
    Prepaid expenses and other current assets ......................       503,495        203,888
       Total Current Assets ........................................     1,605,764      4,995,563

PROPERTY AND EQUIPMENT
    Furniture and equipment, net (note 1e) .........................       114,135        136,836
       Total Property and Equipment ................................       114,135        136,836

OTHER ASSETS
    Pre-paid cellular patent and rights, net (note 8) ..............       712,500        641,250
    Investment in marketable equity securities, net (note 6) .......        16,625      5,866,875
       Total Other Assets ..........................................       729,125      6,508,125
Total Assets .......................................................   $ 2,449,024     11,640,524
                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable (note 5) ......................................   $   191,891        747,396
    Direct cost telephone time accrual (note 5) ....................     1,084,201        981,095
    Pre-paid telephone time liability (note 4) .....................       378,000              0
    Accrued expenses and other current payables (note 1h) ..........       145,448        684,463
    Customer deposits ..............................................             0        250,000
    Advances from stockholders (note 4) ............................             0         50,000
    Deferred revenue ...............................................       805,383      1,112,320
    Current income taxes payable (note 1j) .........................             0              0
    Short-term portion of long-term debt ...........................        75,000        100,000
       Total Current Liabilities ...................................     2,679,923      3,925,274

LONG-TERM LIABILITIES
    Deferred income tax liability (note 1j) ........................             0              0
    Due to The Next Edge, Inc. (notes 4 & 8) .......................       400,000        325,000
       Total Long-Term Liabilities .................................       400,000        325,000
Total Liabilities ..................................................     3,079,923      4,250,274
Minority interest in consolidated subsidiary .......................       215,508      1,649,498

STOCKHOLDERS' EQUITY
    Common stock, no par; Authorized 50,000,000 shares; issued and outstanding 40,542,516 at December 31, 1995 and 43,192,516 at
       June 30, 1996 (note 2) ......................................        81,085         86,385
    Additional paid in capital in excess of par (note 2) ...........     2,018,780      6,238,480
    Stock subscription receivable (note 2) .........................      (800,000)      (650,000)
    Treasury stock (notes 2 & 14a) .................................             0        (29,500)
    Marketable equity securities valuation reserve (note 6) ........             0     (2,850,750)
    Retained earnings (deficit) ....................................    (2,146,272)     2,946,137
Total Stockholders' Equity .........................................      (846,407)     5,740,752
Total Liabilities and Stockholders' Equity .........................   $ 2,449,024     11,640,524

    The accompanying notes are an integral part of the financial statements.
                                       F-2


                                             PICK Communications Corp.
                                       Consolidated Statements of Operations
                                                    (UNAUDITED)
                                                                 3 months ended June 30,       6 months ended June 30,
                                                                       1995           1996           1995           1996
         Revenue
Sales - debit cards to related parties (note 5) .................$    79,992        436,117        170,233        485,898
Sales - debit cards to others ...................................    297,676        228,047        516,181        689,095
Sales - long distance services ..................................      5,911        553,387         11,084        555,224
    Total sales .................................................    383,579      1,217,551        697,498      1,730,217
Cost of sales - related parties (note 5) ........................    248,085         36,517        454,460        105,207
Other cost of sales .............................................    197,504      1,377,871        237,235      1,907,843
   Total cost of sales ..........................................    445,589      1,414,388        691,695      2,013,050
   Gross profit (loss) ..........................................    (62,010)      (196,837)         5,803       (282,833)

Sales - prepaid cellular licenses (note 10) .....................          0         50,000              0      3,650,000

         Operating Expenses
Sales and marketing - related party (note 5) ....................          0         42,336          3,400         42,336
Sales and marketing - other .....................................     32,225         89,155         68,179        145,538
   Total sales and marketing ....................................     32,225        131,491         71,579        187,874
General and administrative ......................................     91,321        395,403        250,572        897,529
Depreciation ....................................................      6,072          8,556         12,144         16,582
Amortization ....................................................          0         35,625              0         71,250
Bad debt ........................................................      2,409         81,485          5,061         86,678
   Total operating expenses .....................................    132,027        652,560        339,356      1,259,913

Income (loss) from operations ...................................   (194,037)      (799,397)      (333,553)     2,107,254
Interest expense ................................................      9,587           (340)        17,753          9,990

Income (loss) before taxes, minority interest in
  subsidiary loss and gain on sale of marketable
  equity securities .............................................   (203,624)      (799,057)      (351,306)     2,097,264
Gain (loss) on sale of mkt equity securit (note 6) ..............          0              0              0      4,784,000

Income (loss) before taxes and minority interest
   in subsidiary loss ...........................................   (203,624)      (799,057)      (351,306)     6,881,264
Minority interest in subsidiary loss ............................     12,491              0         19,145
Provision for def income tax (benefit)(note 1j) .................          0              0              0      1,808,000
Provision for curr income tax (benefit)(note 1j) ................          0       (346,000)             0              0

Net income (loss) ...............................................$  (203,624)      (440,656)      (351,306)     5,092,409

Primary net income (loss) per share .............................$      --            (0.01)          --             0.12

Weighted average number of shares outstanding ...................       --       42,755,713           --       42,755,713

Fully diluted net income (loss) per share .......................$      --             --             --             0.11

Weighted average number of shares outstanding ...................       --             --             --       45,294,165

    The accompanying notes are an integral part of the financial statements.
                                       F-3


                                             PICK Communications Corp.
                                  Consolidated Statement of Stockholders' Equity
                                                    (UNAUDITED)

                                     Additional     Stock        Mkt Sec                    Retained        Total
                         Common       Paid in      Subscrip     Valuation      Treasury     Earnings/    Stockholders'
                         Stock        Capital     Receivable     Reserve         Stock      (Deficit)       Equity

BALANCE, January
    1, 1996            $   81,085    2,018,780     (800,000)            0             0    (2,146,272)     (846,407)

Capital transactions:
                  A)          500      249,500     (125,000)            0             0             0       125,000
                  B)        2,300    2,697,700            0             0             0             0     2,700,000
                  C)        2,500    1,272,500            0             0             0             0     1,275,000
                  D)            0            0            0             0       (29,500)            0       (29,500)
                  E)            0            0      275,000             0             0             0       275,000

Marketable equity
  securities valuation
  reserve - net                 0            0            0    (2,850,750)            0             0    (2,850,750)

Net income (loss)               0            0            0             0             0     5,092,409     5,092,409

BALANCE, June
   30, 1996            $   86,385    6,238,480     (650,000)   (2,850,750)      (29,500)    2,946,137     5,740,752

A) January 1996; 250,000 shares of common stock; $125,000 in cash and $125,000 in stock subscription receivable
(note 2)

B) January 1996; 1,150,000 shares of common stock; $3 million in prepaid advertising valued on the Company's books at $2,700,000. (notes 2 & 12)

C) January 1996; 1,250,000 shares of common stock; 500,000 shares of Ultimistics Inc. restricted common stock which had a bid price of $8.50 per share, discounted 70%. (note 2)

D) March 1996; 230,000 shares of common stock; agreement to acquire as treasury stock. (note 2 & 14a)

E) Two quarters 1996; 0 shares of common stock; stock subscriptions received in cash













    The accompanying notes are an integral part of the financial statements.
                                       F-4


                                             PICK Communications Corp.
                                       Consolidated Statements of Cash Flows
                                              6 months ended June 30,
                                                    (UNAUDITED)
                                                                                   1995          1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ..........................................................   $ (351,306)    5,092,409
Adjustments to reconcile net loss to net cash used for operating activities:
  Non-cash revenues - prepaid cellular license revenue .....................            0    (3,650,000)
  Non-cash gain on sale of marketable equity securities ....................            0    (4,784,000)
  Depreciation .............................................................       12,144        16,582
  Amortization .............................................................            0        71,250
  Bad debt expense .........................................................        5,061        86,678
  Stock issued for services ................................................        2,420             0
  Provision for deferred income taxes ......................................            0     1,808,000
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable ...............................      (80,047)     (527,635)
  (Increase) decrease in prepaid telephone card inventory ..................      (28,338)       39,812
  (Increase) decrease in prepaid and other assets ..........................      (11,868)     (121,017)
  Increase (decrease) in accounts payable (note 5) .........................      (30,480)      555,505
  Increase (decrease) in direct cost telephone time accrual (note 5) .......      170,946      (103,106)
  Increase (decrease) in deferred revenue ..................................      245,402       306,937
  Increase (decrease) in prepaid telephone time liability ..................            0      (378,000)
  Increase (decrease) in customer deposits .................................            0       250,000
  Increase (decrease) in current income taxes payable ......................            0             0
  Increase (decrease) in deferred income taxes payable .....................            0             0
  Increase (decrease) in accrued expenses (note 1h) ........................       65,122       539,015
Net cash (used) provided by operating activities ...........................         (944)     (797,570)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets ...................................................       (6,144)      (36,169)
Net cash (used) provided by investing activities ...........................       (6,144)      (36,169)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash ...............................................            0       250,000
Common stock issued for cash by subsidiary .................................            0       602,000
Payments received on stock subscriptions receivable ........................            0       150,000
Payments on stockholder advances ...........................................       (3,035)            0
Payments on third-party debt ...............................................            0       (50,000)
Funds advanced by stockholder ..............................................            0        50,000
Net cash provided (used) by financing activities ...........................       (3,035)    1,002,000

Net increase (decrease) in cash ............................................      (10,123)      168,261
CASH, beginning of period ..................................................       17,659       110,715
CASH, end of period ........................................................   $    7,536       278,976

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Noncash financing activities:
     Stock issued for investment in marketable equity securities ...........            $             0     2,075,000
     Stock issued to acquire prepaid advertising ...........................            $             0     2,700,000
     Stock issued for subscription receivable ..............................            $             0       125,000

    The accompanying notes are an integral part of the financial statements.
                                       F-5

                            PICK Communications Corp.
                   Notes to Consolidated Financial Statements
                                   (UNAUDITED)

     (1) Summary of Significant Accounting Principles Organization PICK Communications Corp., (the Company) was incorporated in the State of Utah on April 30, 1984, as S.T.V., Inc., changing its name to Adolphus Companies, Inc., in February 1986, and then to Prime International Products, Inc., in May 1988 and to PICK Communications Corp. in December 1995. In December 1987, the Company acquired American Italian Food Processing Co., Inc. in a stock for stock exchange. All operations ceased in 1990. On September 12, 1995, the Company acquired Public Info/Comm Kiosk, Inc. (PICK) in a stock for stock exchange and conducts business from its headquarters in Wayne, NJ.

     Public Info/Comm Kiosk, Inc. (PICK) was incorporated in the state of New Jersey on August 6, 1992. It was inactive from incorporation until January 1993, when the founder began the operations of the Company. PICK operated in 1993, as an agent for the sale of long distance services. In August 1994, PICK began selling its own brand of prepaid calling card. PICK's target market is primarily Hispanics located in New York, New Jersey, South Florida and Texas. Pick expanded into California in 1995.

     The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition and revenues and expenses for the years then ended. The financial statements for the six months ended June 30, 1995 and 1996 include all adjustments which in the opinion of management are necessary for fair presentation. The following summarize the more significant accounting and reporting policies and practices of the Company:

     a) Basis of presentation The financial statements reflect the financial position and results of operations of PICK, Inc., prior to the acquisition by the Company, and on a consolidated basis subsequent to the acquisition. The acquisition has been accounted for as a recapitalization by PICK, Inc.

     b) Basis of consolidation The consolidated financial statements include the accounts of the Company and its subsidiaries. Minority interest represents minority shareholders' proportionate share of the equity and earnings/loss of PCT Prepaid Telephone, Inc. Intercompany transactions have been eliminated.

     c) Revenue recognition For debit card sales, the Company recognizes revenue at the time it provides the telephone services associated with its cards. It defers revenues until then, based on customer patterns of usage, and recognizes the cost of the carrier telephone traffic based on the minutes used, which are also recognized in revenues. All other direct costs, (non-traffic costs representing design royalty, printing, fulfillment, shipping, sales commissions, etc.), are recognized as up-front costs when the initial sales are made to the distributors. The Company anticipates that substantially all the telephone time associated with the debit cards will be used by its customers. The Company does not have a written returns policy, but considers sales returns on a case by case basis.

     d) Prepaid telephone card inventory Card inventory is composed of costs to provide unactivated cards to the fulfillment company, which include printing and freight, and is valued at the lower of cost or market. Inventory is relieved, and charged to cost of sales, when activated cards are shipped from the fulfillment company to the wholesale purchaser.

     e) Fixed assets Fixed assets, principally telephone equipment, are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 3, 5 and 7 years. Depreciation expense was $12,144 and $16,582 for the six months ended June 30, 1995 and 1996.

     f) Concentration of credit risk Two customers accounted for approximately 10.0% and 5.6% of net sales and approximately 28.8% and 22.6% of accounts receivable at June 30, 1995. Three customers accounted for
                                       F-6

                            PICK Communications Corp.
                   Notes to Consolidated Financial Statements

(1) Summary of significant accounting principles, continued
     f) Concentration of credit risk, continued approximately 22.4%, 20.1% and 10.9% of net sales and approximately 6.4%, 17.4% and 61.2% of accounts receivable at June 30, 1996. The Company performs periodic credit evaluations of its customers, but generally does not require collateral.

     g) Accounts receivable The Company provides credit for open accounts in the normal course of business. As of the dates of these statements, the Company has established a reserve for doubtful accounts at a rate of approximately 8.6% of outstanding accounts receivable or 6.9% of sales. The reserve amounts at June 30, 1995 and 1996 were $20,089 and $119,356. Bad debt expense was $5,061 and
$36,678 for the six months ended June 30, 1995 and 1996 respectively.

     h) Accrued compensation Accrued compensation of $141,472 and $0 at June 30, 1995 and 1996 is composed of compensation accrued, but not yet paid to the President of the Company.

     i) Valuation of intangibles Intangible assets are valued at cost and amortized over their estimated remaining useful lives. The Company is amortizing the prepaid cellular asset over the initial 60 month term of the contract. Amortization expense was $0 and $71,250 for the six months ended June 30, 1995 and 1996.

     j) Income taxes Deferred income taxes are provided on elements of income that are recognized for income tax purposes in periods different than such items are recognized for financial accounting purposes. In February 1992, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting number 109 (SFAS 109) relating to the method of accounting for income taxes. SFAS 109 requires companies to take into account changes in tax rates when valuing the deferred income tax amounts carried on their Balance Sheets (the "Liability Method"). The Company adopted SFAS 109 effective with the conversion from Sub-S status, August 1, 1994. The Company had a deferred tax liability of $0 and $0 and a current tax liability of $0 and $0 at June 30, 1995 and 1996. The deferred tax liability is composed of the tax effects resulting from the exchange of the Foxwedge shares and Firenze shares it held for shares of Ultimistics Inc. At the dates of these exchanges the Company recorded gains for book purposes totalling $4,784,000 with deferred income tax effects of $1,674,400 for federal and $430,600 for state. At June 30, 1996, the current market value of all the shares of Ultimistics received during the period, net of discount, would reflect a loss of $4,106,250, with deferred tax asset effects of $1,674,400 for federal and $430,600 for state. At June 30, 1996, the Company has established a valuation allowance of its deferred tax liability for this combined difference of $1,808,000, giving a net deferred tax liability at June 30, 1996, of $0 federal and $0 state, for a total of $0. The valuation allowance reduced the marketable equity securities valuation reserve, as reflected in the Stockholders' Equity section of the consolidated balance sheet at June 30, 1996. The current income tax liability is adjusted by the benefit of net operating loss carryforwards totaling $2,110,496 at December 31, 1995. The tax benefit was comprised of approximately $717,600 in federal tax benefit and $126,400 in state tax benefit at December 31, 1995. The net current income tax liability is composed of $0 federal and $0 for state. Any income tax benefits related to the differences between methods of depreciation is de minimis.

     k) Net income (loss) per share Primary income (loss) per share is computed by dividing the net income(loss) by the weighted average number of common shares outstanding during the period. Fully-diluted income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common Stock and common share equivalents, assuming the equivalents had been shares outstanding, during the period.

     (2) Stockholders' equity The Company has authorized 50,000,000 shares of $0.002 par value common stock. In August 1995, the Company had 277,516 shares outstanding. In August 1995, the Company completed a Regulation D Rule 504 private offering in which the Company issued 8,000,000 shares in exchange for $232,650 in cash, net of offering expenses of $7,350.

                            PICK Communications Corp.
                   Notes to Consolidated Financial Statements

     (2) Stockholders' equity, continued PICK has authorized 1,000,000 shares of no par common stock. In January 1993, PICK issued 100,000 shares in exchange for $1,000. At the end of 1993, the President of PICK contributed his compensation to PICK, by way of waiving the compensation accrued. During 1994, the President had loaned $161,000 to PICK, which he exchanged for 623,000 shares of common stock. In August 1994, PICK issued 20,000 shares to a then unrelated third-party in exchange for a telephone switch and the tariffs required to operate the switch, valued at $100,000. From January through July 1995, PICK issued shares to various parties for services provided, valued at $0.01 per share, for a total value of $2,420. These shares were valued at this level because at the time of issuance, there was no assurance that PICK would be able to stay in business and it had negative book value. In June 1995, PICK sold 25,000 shares to an independent consultant for $250 in cash.

     On September 12, 1995, the Company  completed the acquisition of PICK, (see note 1a). Pursuant to the agreement to effect this transaction, the Company issued 3,000,000 shares in exchange for 1,000,000 shares of Foxwedge, Inc., 4,500,000 shares in exchange for $250,000 in cash with a formerly unrelated party, which subsequently became related through a common director, 500,000 shares in exchange for an outstanding note payable of $250,000, 1,500,000 shares in exchange for an $82,500 subscription receivable and 16,665,000 shares in exchange for 100% of the issued and outstanding shares of PICK. In October 1995, the Company issued 100,000 shares in partial exchange for co-ownership of the prepaid cellular patent and exclusive commercialization rights, valued at $212,500. In October 1995, the Company issued 5,000,000 shares in exchange for 5,000,000 shares of Firenze, Ltd. common stock, valued at $10,000. On November 21, 1995, the Company issued 1,000,000 shares to an unrelated third party in exchange for $200,000 cash and a note receivable for $800,000 to be paid during 1996.

     In January 1996, the Company entered into an agreement to sell 250,000 shares of its common stock to an unrelated third party for $250,000 in cash. Also in January 1996, the Company entered into an agreement with International Executive Services, (IES), a barter exchange company, to exchange 1,000,000 shares to IES and 150,000 shares to Richard Maranon, a director of the Company, of the Company's common stock for $3,000,000 of prepaid advertising. The Company has recorded these shares at $2,700,000, or $2.35 per share. The advertising to be provided is to be composed of print, television, radio and outdoor media. The original agreement calls for the Company to use this advertising within two years, however the Company has received oral approval for a three year extension. In January 1996, the Company exchanged 1,250,000 shares of its common stock for 500,000 shares of Ultimistics Inc. common stock with an unrelated third party individual. The Company recorded this transaction at $1,275,000, which was a 70% discount from the then current market value of $4,250,000 for the Ultimistics stock.

     In June 1996, the Company settled a dispute with a former officer. This former officer had the right to exchange the individuals' 20,000 shares of PICK, Inc. into 330,000 shares of the Company and also owned a warrant for 5,000 shares of PICK, Inc. with an exercise price of $5 per share, which the board of directors has amended to a warrant for 82,500 shares of the Company with an exercise price of $0.30 per share. These shares were part of the reorganization discussed in note 2 above. The Company repurchased 230,000 of the 330,000 shares and the warrant for $29,500 in cash. This settlement finalized the September 1995, recapitalization of the Company.

     In 1994, PICK issued warrants for common stock to three individuals. The merger agreement recognizes these PICK warrants and exchanges them for warrants for common stock of the Company. Each of the warrants was for 5,000 shares of PICK common stock at an exercise price of $5 per share, and was converted into warrants to purchase 82,500 shares per warrant, totalling 247,500 shares, at an exercise price of $0.30 per share expiring on December 31, 1996.

     In January 1996, the Company issued stock options to seven officers and directors of the Company. Each of these options was for 500,000 shares, for a total of 3,500,000 shares, at an exercise price of $2.75 per share
                                       F-8

                            PICK Communications Corp.
                   Notes to Consolidated Financial Statements

     (2) Stockholders' equity, continued and expire on January 25, 1999. The exercise price was 10% above the market price of the shares on the date of the grant. The Company has reserved an additional 1,500,000 shares for potential future use in granting options for valued employees.

     (3) Commitments The Company entered into a 63 month operating lease for the Company's facilities in June 1996. This lease provides for three months free rent and a renewal option for five additional years. Future minimum lease payments under this operating lease in effect at June 30, 1996 are $8,620 per month, or $103,441 per year. Rent expense for the six months ended June 30, 1995 and 1996 was $3,070 and $7,710, respectively.

     (4) Notes payable Short-term debt was made up entirely of advances to PICK by the principal stockholder, which were not collateralized. These advances carried no interest nor a stated maturity. The advances totalled $0 and $50,000 in 1995 and 1996. PICK repaid $3,035 in 1995 and $0 in 1996. In 1995, the
Company acquired co- ownership of the prepaid cellular patent and exclusive commercialization rights for stock and a $500,000 note payable to The Next Edge, Inc. This note is to be paid at a rate of $25,000 per quarter for five years. The Company made the January 1, 1996, payment in December 1995, and the April 1, 1996, payment in March 1996. This note is not collateralized nor does it carry interest. The Company cannot impute a discount for this note until such time as it obtains the collateral required to secure this note, therefore the Company did not recognize any interest expense in the six months ended June 30, 1996. The Company will impute an appropriate discount rate upon supplying acceptable collateral for the note payable, which the Company expects to acquire in the near future.

     (5) Related party transactions The Company purchased advertising services of $3,400 and $4,875 in the six month periods ended June 30, 1995 and 1996, from an entity controlled by an individual who is a stockholder of the Company and a member of the Board of Directors. This individual also received 150,000 shares of the Company's common stock, (see notes 2 and 12), for his and his staff's efforts to develop and oversee the implementation of the advertising/marketing programs to be instituted by the Company to use the $5,000,000 in prepaid advertising. The Company purchased substantially all of its telephone network services in 1995, from a vendor which also owns approximately 1% of the Company's common stock. The Company had sales of $170,233 in 1995, to 2 stockholders and $485,898 in 1996, to 3 stockholders.

     (6) Investment in marketable equity securities The Company exchanged 1,000,000 shares of common stock of Foxwedge, Inc. it held for 500,000 shares of Ultimistics Inc. common stock with a stockholder of Ultimistics in January 1996. The Company recorded a $1,194,000 gain as a result of this transaction. The market value of the Ultimistics stock received was $4,000,000 at the date of the transaction, which the Company discounted by 70% to $1,200,000, based on the size of the Company's holdings of Ultimistics and the restrictions on resale. In January 1996, the Company entered into two transactions with Yakimoto Ltd. whereby the Company sold the prepaid cellular marketing rights for South America to Yakimoto for 1,000,000 shares of Ultimistics stock, and the rights to Asia, Australia, Africa and most of Europe to Yakimoto for 500,000 shares of Ultimistics. The current market value of the Ultimistics stock at the time of the transactions was $12,000,000 total, which the Company discounted by 70% to $3,600,000, based on the size of the Company's holdings of Ultimistics and the restrictions on resale. The Company recorded licensing revenue for these transactions.

     In March 1996, the Company exchanged 5,000,000 shares of common stock of Firenze, Ltd. it held for 2,000,000 shares of Ultimistics Inc. common stock with a stockholder of Ultimistics. The Company recorded a $3,590,000 gain as a result of this transaction. The market value of the Ultimistics stock received was $12,000,000 at the date of the transaction, which the Company discounted by 70% to $3,600,000, based on the size of the Company's holdings of Ultimistics and the restrictions on resale. In January 1996, P.C.T. Prepaid Telephone, Inc.
(PCT), a consolidated subsidiary of the Company, entered into an agreement with several unrelated individuals to issue 10,000,000 shares of PCT common stock to the unrelated parties and 10,000,000 shares to the Company in exchange for 200,000 shares of Ultimistics common stock, valued by
                                       F-9

                            PICK Communications Corp.
                   Notes to Consolidated Financial Statements

     (6) Investment in marketable equity securities, continued PCT at $480,000.

     In June 1996, the Company entered into a licensing agreement with the Internet Channel, Inc. whereby the Company sold the commercialization rights for its prepaid cellular microchip for use in accessing the Internet, (or World Wide
Web). The Company received 500,000 shares of Internet Channel, Inc. Rule 144 restricted common stock in exchange for this license. The Company has valued this stock at $0.10 per share, for a total of $50,000.

     In May 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting number 115 (SFAS 115) relating to the method of accounting for certain investments in debt and equity securities. Although SFAS 115 does not apply to the investments held by the Company, as they are all restricted by Rule 144 of the Securities Act of 1933, as amended, the Company has decided to incorporate the disclosure requirements of SFAS 115. At June 30, 1996, the Company holds 4,700,000 shares of Ultimistics with a current market value of $19,387,500, which when discounted 70% equals $5,816,250. The Company has established a valuation reserve of $4,658,750 for this investment. The valuation reserve as reflected in the Stockholders' Equity section of the consolidated balance sheet is net of the $1,808,000 deferred income tax effects, giving a net of $2,850,750. The Company believes that the decline in market value of the Ultimistics stock is temporary in nature. At June 30, 1996, there is no market for the shares of Internet Channel, Inc.

     (7) Statement of Financial Accounting Standards not yet evaluated In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 121, "Accounting for the impairment of long-lived assets and for long-lived assets to be disposed of." The Company has adopted SFAS 121 effective January 1, 1996. The provisions will require the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on expected future cash flows, then the loss should be recognized in the income statement and certain disclosures regarding the impairment should be made in the financial statements. The Company has not yet had sufficient time to evaluate the impact, if any, of the provisions of SFAS 121.

     In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for stock based compensation." The Company has adopted SFAS 123 effective January 1, 1996. The Company has not yet had sufficient time to evaluate the impact, if any, of the provisions of SFAS 123.

     (8) Debit cellular telephone technology agreement In October 1995, the Company entered into an agreement with The Next Edge, Inc. (TNE), whereby the Company acquired the worldwide rights to market, distribute, sell and manufacture TNE's Smart Tracker System (a debit cellular telephone system, with a patent pending). This agreement has a term of five years with an option, at the Company's sole discretion, for five additional five year periods. The agreement requires the Company to pay TNE a total of $500,000, payable at a rate of $25,000 quarterly over five years beginning on January 1, 1996. These payments are to be secured by an Irrevocable Letter of Credit. The Company is also required to issue a total of 100,000 shares of its restricted common stock to TNE at the rate of 20,000 shares each year for five years beginning January 1, 1996. The agreement also requires the Company to purchase the circuit chips for the system from TNE, at TNE's cost. The agreement stipulates that the Company will be recorded as co-owner of the final US patent relating to this technology. The agreement requires the Company to implement the international patent applications. The Company has valued this purchase agreement at $712,500. The valuation is comprised of the $500,000 cash plus the 100,000 shares of common stock valued at $212,500, based on the bid quote of the Company's stock, less a 50% discount. The letter of credit has not yet been issued, (see note 4).

     (9) Firenze, Ltd. licensing agreement On October 24, 1995, the Company granted Firenze Ltd., (FRNZ), an exclusive
                                      F-10

                            PICK Communications Corp.
                   Notes to Consolidated Financial Statements

     (9) Firenze, Ltd. licensing agreement, continued license for marketing and sales of the debit cellular telephone technology (see note 8) in Europe, Asia, Australia and Africa. This agreement called for the Company and FRNZ to exchange 5,000,000 shares of common stock between the companies. The agreement requires FNRZ to purchase the microchip, cellular equipment and software from the Company at the Company's cost plus 10%. The agreement calls for FNRZ to pay the Company monthly a 5% royalty on FNRZ's gross revenue from the technology under license. FRNZ had not yet begun to commercialize this license at June 30, 1996, therefore no royalties were received by the Company. As a direct result of Firenze not being able to consummate its planned acquisition of Fonlem Industries, the Company believed that Firenze would not be able to fully commercialize its license. In January 1996, it withdrew the rights Firenze received under this agreement except for several European countries.

     (10) Yakimoto Investment, Ltd. licensing agreements In January and February 1996, the Company entered into two licensing agreements with Yakimoto Investment, Ltd. (Yakimoto). The first granted Yakimoto an exclusive license for marketing and sales of the debit cellular telephone technology (see note 8) in South America. This agreement requires Yakimoto to pay the Company 1,000,000 shares of common stock of Ultimistics, Inc. as consideration for this license. These shares will bear a restrictive legend under Rule 144 of the Securities Act of 1933, as amended. At the time this agreement was entered into, Ultimistics was $8.50 bid, which values these shares at $8,500,000. The Company then determined that it should discount the fair market value of the transaction by approximately 70%. As a result this investment was recorded at $2,550,000. Yakimoto is also required to provide the Company with a $475,000 declining balance Irrevocable Letter of Credit, which the Company will use to secure the agreement discussed in note 8 above. This letter of credit has not yet been issued. The agreement also requires Yakimoto to purchase the microchip, cellular equipment and software from the Company at the Company's cost plus 10%. The agreement calls for Yakimoto to pay the Company monthly a 5% royalty on Yakimoto's gross revenue from the technology under license. The second agreement transfers the bulk of the Firenze license (see note 9) to Yakimoto in exchange for 500,000 shares of Ultimistics stock. At the time this agreement was entered into, Ultimistics was $7.00 bid. This values these shares at $3,500,000. The Company then determined that it should discount the fair market value of the transaction by approximately 70%. As a result this investment was recorded at $1,050,000. Yakimoto had not yet begun to commercialize this license at June 30, 1996, therefore no royalties were received by the Company.

     (11) Telephone time exchange for prepaid advertising In January 1996, the Company entered into an agreement with International Executive Services (IES), an unrelated party to the Company, although it is a related party with respect to World Tel Saver, to exchange all of its prepaid telephone time, (consisting of 5,137,930 minutes), for $2,000,000 of prepaid advertising. The advertising to be provided is to be composed of print, television, radio and outdoor media. The original agreement calls for the Company to use this advertising within two years, however the Company has received verbal approval for a three year extension. The Company will record a $1,580,000 gain on this exchange, which the Company expects to amortize into income as the advertising is used. None of the advertising had been used at June 30, 1996, however at that date the Company had finalized the initial usage of this advertising which was to begin July 1, 1996.

     (12) Prepaid advertising In January 1996, the Company entered into an agreement with IES to issue 1,000,000 shares to IES and 150,000 shares to Richard Maranon, a director of the Company, of the Company's restricted common stock in exchange for $3,000,000 of prepaid advertising. The advertising to be provided is the same as in note 11 above. The original agreement calls for the Company to use this advertising within two years, however the Company has received oral approval for a three year extension. The Company valued this transaction at $2.35 per share, or $2,700,000, allowing for a 10% discount for any advertising usage availability the Company may not use. None of the advertising had been used at June 30, 1996.

     (13) Working capital deficiency The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the
                                      F-11

                            PICK Communications Corp.
                   Notes to Consolidated Financial Statements

     (13) Working capital deficiency, continued satisfaction of liabilities in the normal course of business. As shown in the previously filed consolidated financial statements, the Company incurred net losses for the years ended December 31, 1993, 1994 and 1995. For the six months ended June 30, 1996, the Company recorded $5,092,409 net income. This profit was generated principally as a result of non-cash revenue and gains. The Company has a working capital excess of $1,070,289 at June 30, 1996.

     During the six months ended June 30, 1996, the Company raised $1,002,000 net in cash from financing activities. This amount plus its cash on hand at the beginning of the period exceeded its cash flows used by operations and investing activities by $168,261, which resulted in and reflects an increase of cash. At June 30, 1996, the Company had one note receivable, accounted for as stock subscriptions receivable, in the amount of $650,000, to be paid over the remainder of 1996. The Company's plans also include controlling its cash expenses, such that this inflow of capital may continue to cover a cash shortfall over the next twelve months.

     Substantially all of the assets received relating to the profits generated include common stock of Ultimistics Inc. (see notes 6, 9 and 10). The Company believes that it is in the its best interest to hold this asset for the foreseeable future, in the hope for capital appreciation over the value recorded at June 30, 1996, and increased liquidity over time.

     In January 1996, the Company entered into agreements to exchange the prepaid telephone time it owned and common stock of the Company for a total of $5,000,000 of prepaid advertising, (see notes 11 and 12). The Company entered into these transactions because advertising expenditures are at the beginning of the Company's revenue generating process. The Company believes it can generate a significant increase in cash flow revenue, whether recognized or deferred, by increasing its advertising presence in select target markets. The Company believes that to increase its advertising without a concurrent cash expenditure, will be beneficial to its cash flows from operations. The Company had not utilized any of this advertising during the three months ended June 30, 1996, as it needed to prepare its suppliers and delivery systems for the additional cards and telephone time usage increases this advertising would bring. Time was also needed to develop the advertising/ marketing program to most effectively utilize the prepaid advertising, however the Company had finalized the initial usage of this advertising which is to begin July 1, 1996.

     The Company also has negotiated lower telephone time rates in conjunction with higher usage volumes. The higher usage volumes are expected to occur when the advertising/marketing programs now under development are instituted.

     The Company is also seeking to raise additional funds, either through debt or equity offerings, or a combination of both. Any funds raised would be employed to further increase its prepaid telephone card business, and to develop its prepaid cellular telephone business. There are no assurances that the Company will be able to successfully raise additional funds in this manner.

     The Company believes that these plans will enable it to continue as a going concern. However, there can be no assurances that the Company will be able to successfully implement such plans. If such plans are not successfully implemented, the Company could be required to seek additional financing from sources not currently anticipated. The above statements discussed in this Report include forward looking statements that involve risks and uncertainties, including the timely delivery and acceptance of the Company's products and the other risks detailed from time to time in the Company's SEC reports.

(14) Subsequent events
     a) Note payable to The Next Edge In July 1996, the Company acquired 12 zero coupon US Treasury securities with a total maturity amount of $425,000 and various maturity dates over the remaining term of the note payable to The Next Edge. The Company placed these securities in an irrevocable trust for the benefit of The Next Edge. This has created a in-substance defeasance, whereby the Company will record a gain of $52,520 on the extinguishment of this debt, pursuant to SFAS 76, paragraphs 3c, 4a, 4b and 27.

Item 2 - Management's Discussion and Analysis of Operations:

Results of Operations:

     The Company generates revenues from the sale of telecommunications services. The net profit was $5,092,409 for the six months ended June 30, 1996, includes a loss of $440,566 for the three months ended June 30, 1996, compared to the loss of $351,306 for the six months ended June 30, 1995 which included a loss of $203,624 for the three months ended June 30, 1995. This reflects an improvement for the six month period of $5,443,715. Six month profits were primarily the result of selling prepaid cellular telephone licenses throughout the world, while the 1995 loss was primarily attributable to Debit Card activities in the start-up phase and expenses incurred in developing and promoting the Company's products. The Company incurred losses in developing its long distance operations and expanding its debit card business.

     The Company's primary costs of sales are the cost of telephone services, for both Debit Cards and for the resale of international long distance service. In addition the cost of sales includes the production of the Debit Cards, their printing, fulfillment and distribution, and fixed costs associated with international long distance switching and communications.

     For Debit Card sales, the Company recognizes revenues at the time it provides the telephone services associated with its cards. It defers revenues until then, based on customer patterns of usage, and recognizes the cost of the carrier telephone traffic based on the minutes used, which are also recognized in revenues. All other direct costs (non-traffic costs representing design royalties, printing, fulfillment, shipping, sales commissions, etc.) are recognized as up-front costs as the initial sales are made to distributors. The Company anticipates that substantially all of the telephone time associated with the Debit Cards will be used by its customers. For the resale of international long distance, the Company recognizes revenues as the traffic is used by its customers. For the sale of prepaid cellular telephone licenses, the Company recognizes revenues as the licenses are sold, based on the value received for them. In this connection, the Company received substantially all of its consideration for those licenses in the form of restricted Ultimistics, Inc. ("Ultimistics") common stock. The revenues were recognized based on discounted values of the shares as of the dates of the transactions.


Six Months Ended June 30, 1996 and June 30, 1995:

     The Company sold territory licenses to market and distribute prepaid cellular telephones for the majority of the world's area to Yakimoto Investment LTD ("Yakimoto") for $3,600,000 and a $50,000 prepaid cellular license fee pertaining to the use of that technology with The Internet Channel. This significant profit will not recur; instead, the Company expects to develop the cellular system and generate revenues from the sale of the prepaid cellular telephones and the air time associated with their use over the next few years. In addition, the Company generated $1,730,217 in revenues from the sale of telecommunications services ($1,174,993 in Debit Card revenues and $555,224 in long distance revenues) for the six months ended June 30, 1996, compared to total Debit Card revenues of $686,414 for the six months ended June 30, 1995.

     This represents an increase of $1,032,719 or 148.1%. This significant increase reflects the general development of the customer base and the continued general acceptance of Debit Cards in the United States as well as the expansion into the resale of long distance service. Although revenues from operations have increased, expenses have exceeded those revenues for the non-prepaid cellular telecommunications segments of the Company's business, resulting in a negative gross margin of $282,833 in 1996, compared to a gross profit of $5,803 for the first six months of 1995, an unfavorable variance of $288,636. The Company continues to build the infrastructure necessary to support growth in both Debit Cards and the resale of international long distance traffic segments of its business. The loss results from the Company not yet achieving sufficient revenue volumes and pricing increases in these businesses to off-set fixed costs necessary to build capacity and produce operating profits. The long distance costs incurred, in the second quarter; reflect significant fixed costs related to establishing communications and an additional switching source, and are included in the cost of sales.

     Sales and marketing expenses were $187,874 for the six months ended June 30, 1996, compared to $71,579 for the six months ended June 30, 1995, reflecting an increase of $116,295 or 162.5%. This increase is primarily attributable to an increase in sales commissions as a result of increased sales, and additional costs incurred to promote the Company's products, including advertising, attendance at trade shows, and production of marketing brochures.

     General and administrative expenses were $897,529 for the six months ended June 30, 1996, compared to $250,572 for the six months ended June 30, 1995, reflecting an increase of $646,957 or 258.2%. This increase is primarily attributable to salaries for additional personnel hired to support the Company's growth and an increase in general office expenses attributable to the increase in personnel.

     Amortization of $71,250 was attributable to the pre-paid cellular telephone technology license which is being expensed over five years. Depreciation is based upon lives of 3, 5, 7 or 10 years, depending on the asset classification. Net interest expense of $9,990 is primarily attributable to the outstanding balance due to a vendor.

     The provision for current income tax expense of $0 takes into account amounts expected to be owed for estimated state and federal liabilities, based on current earnings, off-set by the aggregate tax loss carry-forwards and the current operating loss. The provision for deferred income taxes of $1,808,000 takes into account the non-taxable profit on the exchange of marketable securities. The deferred tax liability will not have to be paid until the time the securities are sold.

     For the reasons listed above, the Company realized a net profit of $5,092,409 (or $.12 per share) for the six months ended June 30 compared to a net loss of $351,306 for the six months ended June 30 of the prior year, an improvement of $5,443,715.

Three Months Ended June 30, 1996 and June 30, 1995:

     For the three months ended June 30, 1996, the Company generated debit card revenues of $664,164 compared to $377,668 for the three months ended June 30, 1995. This represents an increase of $286,496 or 75.9%. This significant increase reflects the general development of the customer base and the continued general acceptance of Debit Cards in the United States. In addition, the Company generated $353,387 in revenues from the sale of long distance services, substantially all of which resulted from the start-up of PICKNET, Inc. for the three months ended June 30, 1996, compared to $5,911 for the three months ended June 30, 1995. This represents an increase of $547,476. Although revenues for both lines of business have increased, expenses have exceeded those revenues, resulting in a negative gross margin of $196,837 in 1996, compared to a negative gross margin of $62,010 in 1995, an unfavorable variance of $134,827 (or 217.4%). The Company continues to build the infrastructure necessary to support growth in both Debit Cards and the resale of international long distance traffic segments of its business. The loss results from the Company not yet achieving sufficient revenue volumes in these businesses to off-set fixed costs necessary to build capacity and produce operating profits.

     The Company sold territory licenses to market and distribute prepaid cellular telephone technology in conjunction with The Internet Channel, Inc. in exchange for 500,000 shares of restricted stock in the Internet Channel Inc. These shares were valued at $50,000, or $.10 per share, the cash price they were recently sold for in private placement. This profit will not recur; instead, the Company expects to develop the prepaid cellular system and generate revenues from the sale of air time associated with its use.

     Selling and marketing expenses were $131,491 for the three months ended June 30, 1996, compared to $32,225 for the three months ended June 30, 1995, reflecting an increase of $99,266 or 308%. This increase is primarily attributable to an increase in sales commissions as a result of increased sales, and additional costs incurred to promote the Company's products, including advertising, promotions, attendance at trade shows, and production of marketing materials.

     General and administrative expenses were $395,403 for the three months ended June 30, 1996, compared to $91,321 for the three months ended June 30, 1995, reflecting an increase of $304,082 or 333%. This increase is primarily attributable to salaries for additional personnel hired to support the Company's growth and an increase in general office expenses attributable to the increase in personnel.

     Amortization of $35,625 was attributable to the pre-paid cellular telephone technology license which is being expensed over five years; no amortization occurred in 1995. Depreciation is based upon lives of 3, 5, 7 or 10 years, depending on the asset classification. Interest income of $340 is attributable to earnings on short term marketable securities.

     The provision for bad debts was $81,485 for the three months ended June 30, 1996 compared to $2,409 for the three months ended June 30, 1995. This increase of $79,076 is attributable to higher debit card sales volumes and slow payment of a customer which has experienced slow payment from its small retail outlets.

     The reversal of the provision for current income tax expense of $346,000 takes into account, amounts expected to be owed for estimated state and federal liabilities, based on current quarter's loss, in addition to aggregate tax loss carry-forwards. No provision for deferred income taxes took place. The deferred tax liability will not have to be paid until the time the securities which give rise to the liabilitiy are sold.

     For the reasons listed above, the Company realized a loss of $440,566 (or $.01 per share) for the three months ended June 30, 1996 compared to a net loss of $203,624 for the three months ended June 30, 1995, an increase of $236,942 or 116.4%.


Liquidity and Capital Resources:

     The Company had working capital of $1,070,289 as of June 30, 1996 compared to a deficit of $1,074,159 as of December 31, 1995. The working capital ratio was 1.27:1 at June 30, 1996 compared to .60:1 at December 31, 1995.

     Cash used in operating activities during the six months ended June 30, 1996 of $797,570 primarily reflect net profit generated from operations of $5,092,409, the increase in deferred tax liabilities of $1,808,000 and depreciation and amortization of $87,832. These sources were more than off-set by uses of $3,650,000 for non-cash revenues relating to the sale of prepaid cellar licenses and $4,784,000 for the non-cash gain on the sale of marketable securities. The remaining increase of $648,189 reflects net increases of current liabilities (accruals and deferred revenues), which exceed increases in receivables and prepaid expenses, all of which are necessary to support the increase in operating activities. Increases in accounts receivable, card inventory, accounts payable and accrued expenses are the result of increased volume. Accounts receivable are primarily generated from sales to distributors which are obliged to pay for the cards within thirty days of receipt. The increase in deferred revenues results from cards sold to distributors for which revenues have not yet been recognized. The Company expects to recognize this revenue in future periods, as customers use the Debit Cards, or as the cards expire.

     Cash used for investing activities for the three months ended June 30, 1996
of  $36,169  reflects  capital   expenditures.   The  Company  has  no  material
commitments for capital expenditures as of June 30, 1996.

     Cash provided from financing activities for the six months ended June 30, 1996 amounted to $1,002,000, primarily reflecting the receipt of cash against stock sales and stock subscribed, compared to a negative $3,035 for the three months ended June 30, 1995, which reflected the repayment of an advance from a stockholder.


     As of June 30, 1996, the Company had cash and cash equivalents amounting to $278,976, compared to $110,715 as of December 31, 1995.

     The Company anticipates, based on its current plans and assumptions relating to its operations, that its cash balances, together with projected cash flows from operations, will be sufficient to satisfy the Company's contemplated cash requirements for the next 12 months. In the event that the Company's plans change, its assumptions change or prove to be inaccurate, or cash flows otherwise prove to be insufficient to fund operations, the Company may be required to search for additional financing or curtail its proposed growth. The Company currently has no arrangements in place with respect to additional financing.




                          Part II - Other Information


Item 1 - Legal Proceedings:
         None to report

Item 2 - Changes in Securities:
         None to report

Item 3 - Defaults upon senior securities:
         None to report

Item 4 - Submission of matters to a vote of security holders:
         None to report

Item 5 - Other information:

     As of July 1, 1996, , the Company entered into a 66 month lease for office space in Wayne, New Jersey, to replace the existing lease for its Mountain Lakes, New Jersey location, which expired on April 30, 1996. The lease will require a minimum annual payment of approximately $103,441, including fixed utilities. The lease is anticipated to provide for an option to renew the lease for an additional five year period as of January 1, 2002.

     On April 16, the Company established PICKNET, Inc., a wholly owned subsidiary to serve as the operating company for the resale of international long distance service. Service began for a third party customer in May, 1996.

     In June, 1996, the Company received confirmation that a dispute with a former officer has been settled. All expenses associated with this dispute were taken into account in the March 31, 1996 financial statements.

     In June, 1996, the Company received funding to support the execution of its contract with The Next Edge, Inc. ("TNE"), from which it has acquired the worldwide marketing and distribution rights to the prepaid cellular telephone technology and one half of the patent. All funds required by this contract were put into a trust account in full payment of this agreement in July, 1996. Simultaneously, with the funding of the agreement, on July 3, 1996, the Company entered into an agreement with The Phone Store, Inc. whereby all rights provided for in the contract between the Company and TNE were transferred to The Phone Store, Inc.


Item 6 - Exhibits and reports on Form 8-K:

10.      Major Contracts:

10.1     The Phone Store, Inc. dated July 3, 1996.

10.2     Assignment dated July 3, 1996.

10.3     The Internet Channel, dated June 26, 1996.

10.4     Escrow dated July 3, 1996.

Signatures:

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          PICK Communications Corp.



Date: August 20, 1996                     By:    /s/  Diego Leiva
                                          Diego Leiva
                                          President and Chief Executive Officer



Date: August 20, 1996                     By:    /s/  Karl R. Petersson
                                          Karl R. Petersson
                                          Vice President and Chief Financial
                                          Officer (Principal Accounting Officer)