Form 10-Q
period 1996-09-30
PICK COMMUNICATIONS CORP
filed 1996-11-14
CIK 1006282

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the period ended September 30, 1996
                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from              to

Commission file number 0-27604

                            PICK Communications Corp.
           (Exact name of the registrant as specified in its charter)

         NEVADA                                          75-2107261
(State or other jurisdiction of             (I.R.S. employer identification no.)
Incorporation or Organization)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                 Outstanding at November 14, 1996
Common Stock, $.002 Par Value                              43,242,516

               (See Index to Sections of this Document on Page 2)

                            PICK Communications Corp.


                                Table of Contents

                                                                        Page No.
PART I            Financial Information

Item 1:  Financial Statements                                                  3
         Index to Financial Statements                                       F-1
         Consolidated Balance Sheets                                         F-2
         Consolidated Statements of Operations                               F-3
         Consolidated Statements of Stockholders' Equity                     F-4
         Consolidated Statements of Cash Flows                               F-5
         Notes to the Consolidated Financial Statements                      F-6

Item 2: Management's Discussion and Analysis                                  13

PART II           Other Information:

Item 1   Legal Proceedings                                                    17
Item 2   Changes in Securities                                                17
Item 3   Defaults Upon Senior Securities                                      17
Item 4   Submission of Matters to a Vote of Security Holders                  17
Item 5   Other Information                                                    17
Item 6   Exhibits and Reports on Form 8-K                                     17


SIGNATURES                                                                    18

                            PICK Communications Corp.

PART I   Financial Information

Item 1 - Financial Statements:

Financial Information

Financial statements for the three and nine months ended September 30, 1996 and September 30, 1995 are derived from the consolidation of the PICK Communications Corp, (the "Company") Public Info/CommKiosk, Inc., ("PICK"), P.C.T. Prepaid Telephone, Inc. ("PCT") and PICKNET, Inc. (PNI), in accordance with generally accepted accounting principles. (See Notes to the Financial Statements for accounting policies.)

On April 16, 1996, the Company established PICKNET, Inc., a wholly owned subsidiary to serve as the operating company for the resale of international long distance service. Service began for a third party customer in May, 1996.

The Consolidated Financial Statements of the Company are included in the following pages labeled F-1 through F-9.

                            PICK Communications Corp.


                          INDEX TO FINANCIAL STATEMENTS




                                                                            Page


Consolidated Balance Sheets                                                  F-2

Consolidated Statements of Operation                                         F-3

Consolidated Statement of Stockholders' Equity                               F-4

Consolidated Statements of Cash Flows                                        F-5

Notes to Consolidated Financial Statements                                   F-6

                            PICK Communications Corp.
                           Consolidated Balance Sheets
                    December 31, 1995 and September 30, 1996

         ASSETS .............................................................................          1995           1996
CURRENT ASSETS ..............................................................................                  (Unaudited)
    Cash ....................................................................................   $   110,715        144,110
    Accounts receivable, net (note 1g) ......................................................       824,463      1,211,655
    Prepaid telephone card inventory (note 1d) ..............................................       167,091         87,288
    Prepaid advertising (notes 11, 12) ......................................................             0      2,458,156
    Prepaid expenses and other current assets ...............................................       503,495        237,866
       Total Current Assets .................................................................     1,605,764      4,139,075

PROPERTY AND EQUIPMENT
    Furniture and equipment, net (note 1e) ..................................................       114,135        148,093
    Total Property and Equipment ............................................................       114,135        148,093

OTHER ASSETS
    Pre-paid cellular patent and rights, net (note 8) .......................................       712,500        605,625
    Investment in marketable equity securities, net (note 6) ................................        16,625      5,866,875
       Total Other Assets ...................................................................       729,125      6,472,500
Total Assets ................................................................................   $ 2,449,024     10,759,668
         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable (note 5) ...............................................................   $   191,891      1,426,523
    Direct cost telephone time accrual (note 5) .............................................     1,084,201        755,795
    Pre-paid telephone time liability (note 4) ..............................................       378,000              0
    Accrued expenses and other current payables (note 1h) ...................................       145,448        656,512
    Customer deposits .......................................................................             0        410,000
    Reserve to contingent liability  ........................................................             0        904,000
    Deferred revenue ........................................................................       805,383      1,448,458
    Current income taxes payable (note 1j) ..................................................             0              0
    Short-term portion of long-term debt ....................................................        75,000              0
         Total Current Liabilities ..........................................................     2,679,923      5,601,288

LONG-TERM LIABILITIES
    Deferred income tax liability (note 1j) .................................................             0              0
    Due to The Next Edge, Inc. (notes 4 & 8) ................................................       400,000              0
       Total Long-Term Liabilities ..........................................................       400,000              0
         Total Liabilities ..................................................................     3,079,923      5,601,288
    Minority interest in consolidated subsidiary ............................................       215,508      1,705,681

STOCKHOLDERS' EQUITY
    Common stock, $0.002 par; Authorized 50,000,000 shares; issued and outstanding 40,542,516 at December 31, 1995 and 43,242,516 issued
       and 42,762,516 outstanding at September 30, 1996 (note 2) ............................        81,085         86,485
    Additional paid in capital in excess of par (note 2) ....................................     2,018,780      6,288,380
    Stock subscription receivable (note 2) ..................................................      (800,000)      (600,000)
    Treasury stock (notes 2 & 14a) ..........................................................             0       (602,089)
    Marketable equity securities valuation reserve (note 6) .................................             0     (2,850,750)
    Retained earnings (deficit) .............................................................    (2,146,272)     1,130,673
Total Stockholders' Equity ..................................................................      (846,407)     3,452,699
Total Liabilities and Stockholders' Equity ..................................................   $ 2,449,024     10,759,668

     The accompanying notes are an integral part of the financial statements

                            PICK Communications Corp.
                      Consolidated Statements of Operations
                                   (UNAUDITED)

                                                                           3 months ended Sept. 30,      9 months ended Sept.30,
                                                                             1995           1996           1995           1996
                       Revenue
Sales - debit cards to related parties (note 5) .......................$    63,806        256,810        234,039        963,639
Sales - debit cards to others .........................................    366,244         58,821        882,425        526,985
Sales - long distance services ........................................      4,468      3,125,424         15,552      3,680,648
    Total sales .......................................................    434,518      3,441,055      1,132,016      5,171,272

Cost of sales - related parties (note 5) ..............................     67,063         30,150        521,523        135,357
Provision for contingent costs ........................................          0        904,000              0        904,000
Other cost of sales ...................................................    189,474      3,299,375        426,709      5,217,863
   Total cost of sales ................................................    256,537      4,233,525        948,232      6,257,220
   Gross profit(loss) .................................................    177,981       (792,470)       183,784     (1,085,948)

Sales - prepaid cellular licenses (note 10) ...........................          0              0              0      3,650,000

             Operating Expenses
Sales and marketing - related party (note 5) ..........................     24,600         37,309         28,000         79,645
Sales and marketing - other ...........................................     36,454        386,105        104,633        531,643
   Total sales and marketing ..........................................     61,054        423,414        132,633        611,288

General and administrative .............................................   256,393        320,616        506,965      1,218,145
Depreciation ..........................................................      6,072         11,090         18,216         27,672
Amortization ...........................................................         0         35,625              0        106,875
Bad debt ...............................................................     2,036        303,243          7,097        389,921
   Total operating expenses ............................................   325,555      1,093,988        664,911      2,353,901

Income(loss) from operations ...........................................  (147,574)    (1,886,458)      (481,127)       210,151
Interest expense .......................................................    13,286           (127)        31,039           (782)

Income(loss) before taxes, minority interest in
  subsidiary loss and gain on sale of marketable
  equity securities ....................................................  (160,860)    (1,886,331)      (512,166)       210,933
Gain on in-substance defeasance ........................................         0         53,080              0         53,080
Gain(loss) - sale of mkt equity securities (note 6) ....................         0              0              0      4,784,000

Income(loss) before taxes and minority interest
   in subsidiary loss ..................................................  (160,860)    (1,833,251)      (512,166)     5,048,013
Minority interest in subsidiary loss ...................................         0         17,787              0         36,932
Provision for def income tax(benefit)(note 1j) .........................         0              0              0      1,808,000
Provision for curr income tax(benefit)(note 1j) ........................         0              0              0              0

Net income(loss) ......................................................$  (160,860)    (1,815,464)      (512,166)     3,276,945

Primary net income(loss) per share ................................... $      --            (0.04)          --             0.08
Weighted average number of shares outstanding .........................       --       42,775,559           --       42,829,377
Fully diluted net income(loss) per share ..............................$      --            (0.04)          --             0.07
Weighted average number of shares outstanding .........................       --       46,275,559           --       46,329,377

    The accompanying notes are an integral part of the financial statements.

                            PICK Communications Corp.
                 Consolidated Statement of Stockholders' Equity
                                   (UNAUDITED)

                                                Additional     Stock         Mkt Sec                     Retained        Total
                                      Common      Paid in     Subscrip       Valuation      Treasury     Earnings/    Stockholders'
                                       Stock      Capital    Receivable       Reserve         Stock     (Deficit)        Equity
BALANCE, January
    1, 1996                        $   81,085    2,018,780     (800,000)            0             0    (2,146,272)     (846,407)

Capital transactions:
                             A)           500      249,500     (125,000)            0             0             0       125,000
                             B)         2,300    2,697,700            0             0             0             0     2,700,000
                             C)         2,500    1,272,500            0             0             0             0     1,275,000
                             D)             0            0            0             0       (29,500)            0       (29,500)
                             E)             0            0      325,000             0             0             0       325,000
                             F)             0            0            0             0      (572,589)            0      (572,589)
                             G)           100       49,900            0             0             0             0        50,000

Marketable equity
  securities valuation
  reserve - net                             0            0            0    (2,850,750)            0             0    (2,850,750)

Net income(loss)                            0            0            0             0             0     3,276,945     3,276,945

BALANCE, September
   30, 1996                        $   86,485    6,288,380     (600,000)   (2,850,750)     (602,089)    1,130,673     3,452,699

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

E) Three quarters 1996; 0 shares of common stock; stock subscriptions received in cash.

F) July 1996, exchanged prepaid advertising, prepaid telephone cards and $15,000 in cash for 250,000 shares of the Company's stock as treasury stock.

G) July 1996, converted $50,000 of legal services expenses into equity at the rate of $1.00 per share

    The accompanying notes are an integral part of the financial statements.

                            PICK Communications Corp.
                      Consolidated Statements of Cash Flows
                          9 months ended September 30,
                                   (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES: ............................................................      1995          1996
Net income(loss) .................................................................................   $ (512,166)    3,276,945
Adjustments to reconcile net loss to net cash used for operating activities:
  Non-cash revenues - prepaid cellular license revenue ...........................................            0    (3,650,000)
  Non-cash gain on sale of marketable equity securities ..........................................            0    (4,784,000)
  Non-cash gain on in-substance defeasance .......................................................            0       (53,080)
  Non-cash expenses - prepaid advertising ........................................................            0       256,845
  Depreciation ...................................................................................       18,216        27,672
  Amortization ...................................................................................            0       106,875
  Bad debt expense ...............................................................................       22,125       389,921
  Stock issued for services ......................................................................        2,420        50,000
  Provision for deferred income taxes ............................................................            0     1,808,000
  Reserve for contingent liabilities .............................................................            0       904,000
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable .....................................................        5,835      (767,141)
  (Increase) decrease in prepaid telephone card inventory ........................................      (41,328)       79,803
  (Increase) decrease in prepaid and other assets ................................................      (36,234)     (154,371)
  Increase (decrease) in accounts payable (note 5) ...............................................       20,051     1,234,633
  Increase (decrease) in direct cost telephone time accrual (note 5) .............................     (178,331)     (328,408)
  Increase (decrease) in deferred revenue ........................................................      228,298       643,076
  Increase (decrease) in prepaid telephone time liability ........................................            0      (378,000)
  Increase (decrease) in customer deposits .......................................................            0       410,000
  Increase (decrease) in accrued expenses (note 1h) ..............................................       37,677       511,065
Net cash (used) provided by operating activities .................................................     (433,437)     (416,165)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in debt securities (note 4) ..........................................................            0      (371,920)
Purchase of fixed assets .........................................................................      (12,959)      (61,632)
Net cash (used) provided by investing activities .................................................      (12,959)     (433,552)
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash .....................................................................      493,114       125,000
Common stock issued for cash by subsidiary .......................................................            0       527,612
Acquisition of treasury stock ....................................................................      (44,500)
Payments received on stock subscriptions receivable ..............................................            0       325,000
Funds advanced by third-party ....................................................................      250,000             0
Payments on third-party debt .....................................................................            0       (50,000)
Payments on stockholder advances .................................................................       (3,035)      (50,000)
Funds advanced by stockholder ....................................................................            0        50,000
Net cash provided (used) by financing activities .................................................      740,079       883,112
Net increase (decrease) in cash ..................................................................      293,683        33,395
CASH, beginning of period ........................................................................       17,659       110,715
CASH, end of period ..............................................................................   $  311,342       144,110
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Stock issued for investment in marketable equity securities .................................   $   10,000     2,075,000
     Stock issued to acquire prepaid advertising .................................................   $        0     2,700,000
     Stock issued for subscription receivable ....................................................   $   82,500       125,000
     Stock issued to retire note payable .........................................................   $  250,000             0
     Insubstance defeasance ......................................................................   $        0       425,000
     Prepaid advertising and telephone cards exchanged for treasury stock ........................   $        0       557,589

     The accompanying notes are an integral part of the financial statements

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

The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition and revenues and expenses for the years then ended. The financial statements for the nine months ended September 30, 1995 and 1996 include all adjustments which in the opinion of management are necessary for fair presentation. The following summarize the more significant accounting and reporting policies and practices of the Company.

a) Basis of presentation The financial statements reflect the financial position and results of operations of PICK, Inc., prior to the acquisition by the Company, and on a consolidated basis subsequent to the acquisition. The acquisition has been accounted for as a recapitalization by PICK, Inc.

b) Basis of consolidation The consolidated financial statements include the accounts of the Company and its subsidiaries. Minority interest represents minority shareholders' proportionate share of the equity and earnings(loss) of PCT Prepaid Telephone, Inc. Intercompany transactions have been eliminated.

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

e) Fixed assets Fixed assets, principally telephone equipment, are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 3, 5 and 7 years. Depreciation expense was $18,216 and $27,672 for the nine months ended September 30, 1995 and 1996.

f) Concentration of credit risk Two customers accounted for approximately 10.0% and 5.6% of net sales and approximately 28.8% and 22.6%of accounts receivable at September 30, 1995. Three customers accounted

                            PICK Communications Corp.
                   Notes to Consolidated Financial Statements

(1) Summary of significant accounting principles, continued
f) Concentration of credit risk, continued for approximately 33.6%, 25.6% and 13.5% of net sales and approximately 12.9%, 8.1% and 47.9% of accounts receivable at Septrmber 30, 1996. The Company performs periodic credit evaluations of its customers, but generally does not require collateral.

g) Accounts receivable The Company provides credit for open accounts in the normal course of business. As of the dates of these statements, the Company has established a reserve for doubtful accounts at a rate of approximately 25.9% of outstanding accounts receivable or 8.2% of sales. The reserve amounts at September 30, 1995 and 1996 were $22,125 and $422,599. Bad debt expense was $7,097 and $389,921 for the nine months ended September 30, 1995 and 1996 respectively.

h) Accrued compensation Accrued compensation of $114,027 and $74,027 at September 30, 1995 and 1996 is composed of compensation accrued, but not yet paid to the President of the Company.

i) Valuation of intangibles Intangible assets are valued at cost and amortized over their estimated remaining useful lives. The Company is amortizing the prepaid cellular asset over the initial 60 month term of the contract. Amortization expense was $0 and $106,875 for the nine months ended September 30, 1995 and 1996.

j) Income taxes Deferred income taxes are provided on elements of income that are recognized for income tax purposes in periods different than such items are recognized for financial accounting purposes. The Company had a deferred tax liability of $0 and $0 and a current tax liability of $0 and $0 at September 30, 1995 and 1996. The deferred tax liability is composed of the tax effects resulting from the exchange of the Foxwedge shares and Firenze shares it held for shares of Ultimistics Inc. At the dates of these exchanges the Company recorded gains for book purposes totaling $4,784,000 with deferred income tax effects of $1,674,400 for federal and $430,600 for state. At September 30, 1996, the current market value of all the shares of Ultimistics received during the period, net of discount, would reflect a loss of $4,106,250, with deferred tax asset effects of $1,674,400 for federal and $430,600 for state. At September 30, 1996, the Company has established a valuation allowance of its deferred tax liability for this combined difference of $1,808,000, giving a net deferred tax liability at September 30, 1996, of $0 federal and $0 state, for a total of $0. The valuation allowance reduced the marketable equity securities valuation reserve, as reflected in the Stockholders' Equity section of the consolidated balance sheet at September 30, 1996. The current income tax liability is adjusted by the benefit of net operating loss carryforwards totaling $2,110,496 at December 31, 1995. The tax benefit was comprised of approximately $717,600 in federal tax benefit and $126,400 in state tax benefit at December 31, 1995. The net current income tax liability is composed of $0 federal and $0 for state. Any income tax benefits related to the differences between methods of depreciation is de minimis.

k) Net income(loss) per share Primary income(loss) per share is computed by dividing the net income(loss) by the weighted average number of common shares outstanding during the period. Fully-diluted income(loss) per share is computed by dividing the net income(loss) by the weighted average number of common shares and common share equivalents, assuming the equivalents had been shares outstanding, during the period.

(2) Stockholders' equity The Company has authorized 50,000,000 shares of $0.002 par value common stock.

On November 21, 1995, the Company issued 1,000,000 shares to an unrelated third party in exchange for $200,000 cash and a note receivable for $800,000 to be paid during 1996. Of this amount $600,000 has not yet been paid. Due to the decline in the market price of the shares the Company is considering a renegotiation of this transaction to issue more shares for the same subscription amount on the unpaid balance as of September 30, 1996.

In June 1996, the Company settled a dispute with a former officer. This former officer had the right to

                            PICK Communications Corp.
                   Notes to Consolidated Financial Statements

(2) Stockholders' equity, continued exchange the individuals' 20,000 shares of PICK, Inc. into 330,000 shares of the Company and also owned a warrant for 5,000 shares of PICK, Inc. with an exercise price of $5 per share, which the board of directors has amended to a warrant for 82,500 shares of the Company with an exercise price of $0.30 per share. These shares were part of the reorganization discussed in note 2 above. The Company repurchased 230,000 of the 330,000 shares and the warrant for $29,500 in cash. This settlement finalized the September 1995, recapitalization of the Company.

(3) Commitments The Company entered into a 63 month operating lease for the Company's facilities in June 1996. This lease provides for three months free rent and a renewal option for five additional years. Future minimum lease payments under this operating lease in effect at September 30, 1996 are $8,620 per month, or $103,441 per year. Rent expense for the nine months ended September 30, 1995 and 1996 was $8,884 and $16,015, respectively.

(4) In-substance defeasance In July 1996, the Company acquired US Treasury Notes with a maturity amount of $425,000 with scheduled maturity dates which coincide with the payment due dates on the remaining balance of the note payable to The Next Edge, Inc. The Company placed these UST Notes in an irrevocable trust which has as its trustee a New York City law firm. The trust is to collect the maturity amounts of the UST Notes and remit the proper amount to The Next Edge on the scheduled payment dates. The UST Notes were purchased for $371,920 in cash. As the Company retains no legal interest in the trust this transaction has been accounted for as an in-substance defeasance, whereby the Company recognized a gain of $53,080 and removed the assets and corresponding liability from its books and records.

(5) Related party transactions The Company purchased advertising services of $28,000 and $79,645 in the nine month periods ended September 30, 1995 and 1996, from an entity controlled by an individual who is a stockholder of the Company and a member of the Board of Directors. This individual also received 150,000 shares of the Company's common stock for his and his staff's efforts to develop and oversee the implementation of the advertising/marketing programs to be instituted by the Company to use the $5,000,000 in prepaid advertising. The Company purchased substantially all of its telephone network services in 1995, from a vendor which also owns approximately 1% of the Company's common stock. The Company had sales of $234,039 in 1995, to 2 stockholders and $963,639 in 1996, to 3 stockholders.

(6) Investment in marketable equity securities In June 1996, the Company entered into a licensing agreement with the Internet Channel, Inc. whereby the Company sold the commercialization rights for its prepaid cellular microchip for use in acessing the Internet, (or World Wide Web). The Company received 500,000 shares of Internet Channel, Inc. Rule 144 restricted common stock in exchange for this license. The Company has valued this stock at $0.10 per share, for a total of $50,000.

Although SFAS 115 does not apply to the investments held by the Company, as they are all restricted by Rule 144 of the Securities Act of 1933, as amended, the Company has decided to incorporate the disclosure requirements of SFAS 115. At September 30, 1996, the Company holds 4,700,000 shares of Ultimistics with a current market value of approximately $18,800,000 which when discounted 70% equals $5,800,250. The Company has established a valuation reserve of $4,658,750 for this investment. The valuation reserve as reflected in the Stockholders' Equity section of the consolidated balance sheet is net of the $1,808,000 deferred income tax effects, giving a net of $2,850,750. The Company believes that the decline in market value of the Ultimistics stock is temporary in nature. At September 30, 1996, there is no market for the shares of Internet Channel, Inc.

(7) Working capital deficiency The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the previously filed consolidated

                            PICK Communications Corp.
                   Notes to Consolidated Financial Statements

(7) Working capital deficiency, continued financial statements, the Company incurred net losses for the years ended December 31, 1993, 1994 and 1995. For the nine months ended September 30, 1996, the Company recorded $3,276,945 net income. This profit was generated principally as a result of non-cash revenue and gains. The Company has a working deficiency of $1,462,213 at September 30, 1996.

During the nine months ended Setember 30, 1996, the Company raised $883,112 net in cash from financing activities. This amount plus its cash on hand at the beginning of the period exceeded its cash flows used by operations and investing activities by $144,110, which resulted in and reflects an increase of cash. At September 30, 1996, the Company has one note receivable, accounted for as stock subscriptions receivable, in the amount of $600,000, to be paid over the remainder of 1996. The subscriber has declined to pay the subscription price due to the decline in the market value of the shares (to $.40 from $2.00). The Company is currently negotiating with this subscriber such that the Company may issue additional stock to entice the subscriber to fulfill the obligation. The Company's plans also include controlling its cash expenses, such that this inflow of capital may continue to cover a cash shortfall over the next twelve months.

Substantially all of the assets received relating to the profits generated include common stock of Ultimistics Inc. The Company believes that it is in the its best interest to hold this asset for the forseeable future, in the hope for capital appreciation over the value recorded at September 30, 1996, and increased liquidity over time.

In January 1996, the Company entered into agreements to exchange the prepaid telephone time it owned and common stock of the Company for a total of $5,000,000 of prepaid advertising. The Company entered into these transactions because advertising expenditures are at the beginning of the Company's revenue generating process. The Company believes it can generate a significant increase in cash flow revenue, whether recognized or deferred, by increasing its advertising presence in select target markets. The Company believes that to increase its advertising without a concurrent cash expenditure, will be beneficial to its cash flows from operations. The Company has utilized $256,845 of this advertising during the three months ended September 30, 1996.

The Company continues to negotiate for lower telephone time rates in conjunction with higher usage volumes. The higher usage volumes are expected to occur when the advertising/marketing programs now under development are instituted.

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

Item 2 - Management's Discussion and Analysis of Operations:

Results of Operations:

     The Company generates revenues from the sale of telecommunications services. This includes prepaid telephone debit cards to distributors for resale outlets, international long distance to carriers and licenses for prepaid cellular telephone to both domestic and international markets.

     The Company's primary costs of sales are the cost of telephone services, for both Debit Cards and for the resale of international long distance services. In addition, the cost of sales includes the production of the Debit Cards, their printing, fulfillment and distribution, and fixed costs associated with international long distance switching and communications.

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

Nine Months Ended September 30, 1996 and September 30, 1995:

     The Company sold territory licenses to market and distribute prepaid cellular telephones for the majority of the world's area to Yakimoto Investment Ltd. ("Yakimoto") for $3,600,000 and a $50,000 prepaid cellular license fee pertaining to the use of that technology with The Internet Channel. This significant profit will not recur; instead, the Company expects to develop the cellular system and generate revenues from the sale of the prepaid cellular telephones and the air time associated with their use over the next few years. In addition, the Company generated $5,171,212 in revenues from the sale of telecommunications services ($1,490,624 in Debit Card revenues and $3,680,648, in long distance revenues) for the nine months ended September 30, 1996, compared to total Debit Card revenues of $1,116,464 of Debit Cards and $15,552 of long distance sales for the nine months ended September 30, 1995. This represents a total increase of $4,039,256 or 357%. This significant increase reflects the introduction of the long distance business. Although revenues from operations have increased, expenses have exceeded those revenues for the non-prepaid cellular telecommunications segments of the Company's business, resulting in a negative gross margin of $1,085,948 in the nine months ended September 30, 1996, compared to a gross profit of $183,784 for the first nine months ended September 30, 1995, an unfavorable variance of $1,269,732. The Company continues to build the infrastructure necessary to support growth in both Debit Cards and the resale of international long distance traffic segments of its business. The loss results from the Company not yet achieving sufficient revenue volumes and pricing increases in these businesses to off-set fixed costs necessary to build capacity and produce operating profits. The long distance costs incurred, in the third quarter reflect significant fixed costs related to establishing communications and an additional switching source, and are included in the cost of sales. In addition, the Company has provided for the cost of traffic which is in a matter of dispute with its major carrier-AT&T. The Company believes it will generally prevail in this dispute, but has provided an additional cost of $904,000. If the Company does prevail in its dispute, up to $904,000 could be realized as a reduction to cost, which will make the operating results more favorable by an equal amount.

     Sales and marketing expenses were $611,288 for the nine months ended September 30, 1996, compared to $132,633 for the nine months ended September 30, 1995, reflecting an increase of $478,655 or 361%. This increase is primarily attributable to the implementation of an advertising campaign in the third quarter which used a significant amount of the Company's prepaid advertising asset, and an increase in sales commissions as a result of increased sales.

     General and administrative expenses were $1,218,145 for the nine months ended September 30, 1996, compared to $506,965 for the nine months ended September 30, 1995, reflecting an increase of $711,180 or 140%. This increase is primarily attributable to salaries for additional personnel hired to support the Company's growth and an increase in general office expenses attributable to the increase in personnel.

     Amortization  of  $106,875,  was  attributable  to  the  pre-paid  cellular telephone technology license which is being expensed over five years. Depreciation is based upon lives of 3, 5, 7 or 10 years, depending on the asset classification.

     The  provision  for bad  debts  was  $389,921  for the  nine  months  ended
September 30, 1996, compared to $7,097 for the nine months ended September 30, 1995. This increase of $382,824 is attributable to higher debit card sales volumes and slow payments from customers which in turn, have experienced slow payment from their small retail outlets. The collection problems are attributable to the service capacity and operating limitations experienced by the Company's switch, which adversely impacted its customers. The Company believes it has provided for the substantial portion of its potential collection problems with this increased provision for bad debts.

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

     For the reasons listed above, the Company realized a net profit of $3,276,945 (or $.08 per share) for the nine months ended September 30, 1996, compared to a net loss of $512,166 for the nine months ended September 30, 1995, an improvement of $3,789,111.

Three Months Ended September 30, 1996 and September 30, 1995:

     For the three months ended September 30, 1996, the Company generated debit card revenues of $315,631 compared to $430,050 for the three months ended September 30, 1995. This represents a decrease of $114,419 or 27%. This decrease reflects switch capacity limitations which have resulted in product returns and reductions in repeat sales of debit cards. The Company generated $3,125,424 in revenues from the sale of international long distance services, substantially all of which resulted from the start-up of PICKNET, Inc. for the three months ended September 30, 1996, compared to $4,468 for the three months ended September 30, 1995. This represents an increase of $3,120,956. Although total revenues have increased, expenses have exceeded those revenues, resulting in a negative gross margin of $792,470 in 1996, compared to a gross margin of $177,981 in 1995, an unfavorable variance of $970,451 (or 545%). The Company continues to build the infrastructure necessary to support growth in both Debit Cards and the resale of international long distance traffic segments of its business. The loss results from the Company not yet achieving sufficient revenue volumes in these businesses to off-set fixed costs necessary to build capacity and produce operating profits. The Company has provided for the cost of traffic which is in a matter of dispute with its major carrier- AT&T. The Company believes it will generally prevail in this dispute, but has provided an additional cost of $904,000 if the Company does prevail in its dispute, up to $904,000 could be realized as a reduction to cost, which will make the operating results more favorable by an equal amount.

     Selling and marketing expenses were $423,414 for the three months ended September 30, 1996, compared to $61,054 for the three months ended September 30, 1995, reflecting an increase of $362,360 or 594%. This increase is primarily attributable to the implementation of an advertising campaign in the third quarter which used a significant amount of the Company's prepaid advertising asset.

     General and administrative expenses were $320,616 for the three months ended September 30, 1996, compared to $256,393 for the three months ended September 30, 1995, reflecting an increase of $64,223 or 25%. This increase is primarily attributable to salaries for additional personnel hired to support the Company's growth and an increase in general office expenses attributable to the increase in personnel.

     Amortization of $35,625 was attributable to the pre-paid cellular telephone technology license which is being expensed over five years; no amortization occurred in 1995. Depreciation is based upon lives of 3, 5, 7 or 10 years, depending on the asset classification.

     The provision for bad debts was $303,243 for the three months ended September 30, 1996 compared to $2,036 for the three months ended September 30, 1995. This increase of $301,207 is attributable to higher debit card sales volumes and slow payment of a customer which in turn has experienced slow payment from its small retail outlets. The collection problems are attributable to the service capacity and operating limitations experienced by the Company's switch, which adversely impacted its customers. The Company believes it has provided for the substantial portion of its potential collection problems with this increased provision for bad debts.

     No provision for current or deferred income taxes took place. The deferred tax liability will not have to be paid until the time the securities which give rise to the liabilitiy are sold.

     For the reasons listed above, the Company realized a net loss of $1,815,464 (or $0.04 per share) for the three months ended September 30, 1996 compared to a net loss of $160,860 for the three months ended September 30, 1995, an increase of $1,654,604.

Liquidity and Capital Resources:

     The Company had working capital deficit of $1,462,213 as of September 30, 1996 compared to a deficit of $1,074,159 as of December 31, 1995. The working capital ratio was .74:1 at September 30, 1996 compared to .60:1 at December 31, 1995.

     Cash used in operating activities during the nine months ended September 30, 1996 of $416,165 primarily reflects net profit generated from operations of $3,276,945, increases in deferred revenues of $643,076 and, depreciation and amortization of $134,547. These sources were off-set by uses of $3,650,000 for non-cash revenues relating to the sale of prepaid cellar licenses, $4,784,000 for the non-cash gain on the sale of marketable securities, and increased accounts receivable of $767,141. The remaining increase of $783,775 reflects general increases in working capital accounts which support higher levels of activity. Net increases of current liabilities (accruals and deferred revenues), which exceed increases in receivables and prepaid expenses, all of which are necessary to support the increase in operating activities. Increases in accounts receivable, card inventory, accounts payable and accrued expenses are the result of increased volume. Accounts receivable are primarily generated from sales to distributors which are obliged to pay for the cards within thirty days of receipt. However, as stated above, the lack of consistency of the switching equipment has caused the Company collection problems. The increase in deferred revenues results from cards sold to distributors for which revenues have not yet been recognized. The Company expects to recognize this revenue in future periods, as customers use the Debit Cards, or as the cards expire.

     Cash used for investing activities for the three months ended September 30, 1996 of $433,552 reflects the discounted pre-payment of debt of $371,920 and capital expenditures of $61,632. The Company has no material commitments for capital expenditures as of September 30, 1996.

     Cash provided from financing activities for the nine months ended Septmber 30, 1996 amounted to $883,112, primarily reflecting the receipt of cash against stock sales of $125,000 by the Company and $527,612 by a subsidiary, and stock subscribed of $325,000, compared to a $740,079 for the nine months ended September 30, 1995, which primarily reflects Common stock issued for $493,114 and funds advanced by a third party of $250,000, all relating to the recapitalization on September 12, 1995.

     As of September 30, 1996, the Company had cash and cash equivalents amounting to $144,110, compared to $110,715 as of December 31, 1995.

     The Company anticipates, based on its current plans and assumptions relating to its operations, that its cash balances, together with projected cash flows from operations and anticipated financing, will be sufficient to satisfy the Company's contemplated cash requirements for the next 12 months. In the event that the Company's plans change, its assumptions change or prove to be inaccurate, or cash flows otherwise prove to be insufficient to fund operations, the Company may be required to search for additional financing or curtail its proposed growth. The Company currently has entered into a credit relationship with Banco Popular for a $500,000 direct line of credit and a $250,000 line for letters of credit. No other arrangements are in place with respect to any additional financing.

Part II  - Other Information

Item 1 - Legal proceedings:
    None to report

Item 2 - Changes in securities:
    None to report

Item 3 - Defaults upon senior securities:
    None to report

Item 4 - Submission of matters to a vote of security holders:
    None to report

Item 5 - Other information:
    None to report

Item 6 - Exhibits and reports on Form 8-K:
10.      Major Contracts:

         None to report.

Signatures:

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                     PICK Communications Corp.

Date: November 14, 1996              By:    /s/  Diego Leiva
                                     Diego Leiva
                                     President and Chief Executive Officer



Date: November 14, 1996               By:    /s/  Karl R. Petersson
                                      Karl R. Petersson
                                      Vice President and Chief Financial Officer
                                      (Principal Accounting Officer)