Form 10-Q/A
period 1996-09-30
PICK COMMUNICATIONS CORP
filed 1997-03-12
CIK 1006282

FORM 10-Q Amendment 1

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

Consolidated Statements of Operation                                         F-3

Consolidated Statement of Stockholders' Equity                               F-4

Consolidated Statements of Cash Flows                                        F-5

Notes to Consolidated Financial Statements                                   F-6

                            PICK Communications Corp.
                           Consolidated Balance Sheets
                    December 31, 1995 and September 30, 1996

         ASSETS .............................................................................          1995           1996
CURRENT ASSETS ..............................................................................                  (Unaudited)
    Cash ....................................................................................   $   110,715        144,110
    Accounts receivable, net (note 1g) ......................................................       824,463      1,211,655
    Prepaid telephone card inventory (note 1d) ..............................................       167,091         87,288
    Prepaid advertising .....................................................................             0      2,458,156
    Prepaid expenses and other current assets ...............................................       503,495        237,866
       Total Current Assets .................................................................     1,605,764      4,139,075

PROPERTY AND EQUIPMENT
    Furniture and equipment, net (note 1e) ..................................................       114,135        148,093
    Total Property and Equipment ............................................................       114,135        148,093

OTHER ASSETS
    Pre-paid cellular patent and rights, net ................................................       712,500        605,625
    Investment in marketable equity securities, net (note 6) ................................        16,625      5,866,875
       Total Other Assets ...................................................................       729,125      6,472,500
Total Assets ................................................................................   $ 2,449,024     10,759,668
         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable ........................................................................   $   191,891      1,426,523
    Direct cost telephone time accrual ......................................................     1,084,201        755,795
    Pre-paid telephone time liability .......................................................       378,000              0
    Accrued expenses and other current payables (note 1h) ...................................       145,448        656,512
    Customer deposits .......................................................................             0        410,000
    Reserve to contingent liability  ........................................................             0        904,000
    Deferred revenue ........................................................................       805,383      1,448,458
    Current income taxes payable (note 1j) ..................................................             0              0
    Short-term portion of long-term debt ....................................................        75,000              0
         Total Current Liabilities ..........................................................     2,679,923      5,601,288

LONG-TERM LIABILITIES
    Deferred income tax liability (note 1j) .................................................             0              0
    Due to The Next Edge, Inc. (note 4) .....................................................       400,000              0
       Total Long-Term Liabilities ..........................................................       400,000              0
         Total Liabilities ..................................................................     3,079,923      5,601,288
    Minority interest in consolidated subsidiary ............................................       215,508      1,705,681

STOCKHOLDERS' EQUITY
    Common stock, $0.002 par; Authorized 50,000,000 shares; issued and outstanding 40,542,516 at December 31, 1995 and 43,242,516 issued
       and 42,762,516 outstanding at September 30, 1996 (note 2) ............................        81,085         86,485
    Additional paid in capital in excess of par (note 2) ....................................     2,018,780      6,288,380
    Stock subscription receivable (note 2) ..................................................      (800,000)      (600,000)
    Treasury stock (note 2) .................................................................             0       (602,089)
    Marketable equity securities valuation reserve (note 6) .................................             0     (2,850,750)
    Retained earnings (deficit) .............................................................    (2,146,272)     1,130,673
Total Stockholders' Equity ..................................................................      (846,407)     3,452,699
Total Liabilities and Stockholders' Equity ..................................................   $ 2,449,024     10,759,668

     The accompanying notes are an integral part of the financial statements

                            PICK Communications Corp.
                      Consolidated Statements of Operations
                                   (UNAUDITED)

                                                                           3 months ended Sept. 30,      9 months ended Sept.30,
                                                                             1995           1996           1995           1996
                       Revenue
Sales - debit cards to related parties (note 5) .......................$    63,806        256,810        234,039        963,639
Sales - debit cards to others .........................................    366,244         58,821        882,425        526,985
Sales - long distance services ........................................      4,468      3,125,424         15,552      3,680,648
    Total sales .......................................................    434,518      3,441,055      1,132,016      5,171,272

Cost of sales - related parties (note 5) ..............................     67,063         30,150        521,523        135,357
Provision for contingent costs ........................................          0        904,000              0        904,000
Other cost of sales ...................................................    189,474      3,299,375        426,709      5,217,863
   Total cost of sales ................................................    256,537      4,233,525        948,232      6,257,220
   Gross profit(loss) .................................................    177,981       (792,470)       183,784     (1,085,948)

Sales - prepaid cellular licenses .....................................          0              0              0      3,650,000

             Operating Expenses
Sales and marketing - related party (note 5) ..........................     24,600         37,309         28,000         79,645
Sales and marketing - other ...........................................     36,454        386,105        104,633        531,643
   Total sales and marketing ..........................................     61,054        423,414        132,633        611,288

General and administrative .............................................   256,393        320,616        506,965      1,218,145
Depreciation ..........................................................      6,072         11,090         18,216         27,672
Amortization ...........................................................         0         35,625              0        106,875
Bad debt ...............................................................     2,036        303,243          7,097        389,921
   Total operating expenses ............................................   325,555      1,093,988        664,911      2,353,901

Income(loss) from operations ...........................................  (147,574)    (1,886,458)      (481,127)       210,151
Interest expense .......................................................    13,286           (127)        31,039           (782)

Income(loss) before taxes, minority interest in
  subsidiary loss and gain on sale of marketable
  equity securities ....................................................  (160,860)    (1,886,331)      (512,166)       210,933
Gain on in-substance defeasance ........................................         0         53,080              0         53,080
Gain(loss) - sale of mkt equity securities .............................         0              0              0      4,784,000

Income(loss) before taxes and minority interest
   in subsidiary loss ..................................................  (160,860)    (1,833,251)      (512,166)     5,048,013
Minority interest in subsidiary loss ...................................         0         17,787              0         36,932
Provision for def income tax(benefit)(note 1j) .........................         0              0              0      1,808,000
Provision for curr income tax(benefit)(note 1j) ........................         0              0              0              0

Net income(loss) ......................................................$  (160,860)    (1,815,464)      (512,166)     3,276,945

Primary net income(loss) per share ................................... $      --            (0.04)          --             0.08
Weighted average number of shares outstanding .........................       --       42,775,559           --       42,829,377
Fully diluted net income(loss) per share ..............................$      --            (0.04)          --             0.07
Weighted average number of shares outstanding .........................       --       46,275,559           --       46,329,377

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

A) January 1996; 250,000 shares of common stock; $125,000 in cash and $125,000 in stock subscription receivable. (note 2)

B) January 1996; 1,150,000 shares of common stock; $3 million in prepaid advertising valued on the Company's books at $2,700,000. (note 2)

C) January 1996; 1,250,000 shares of common stock; 500,000 shares of Ultimistics Inc. restricted common stock which had a bid price of $8.50 per share, discounted 70%. (note 2)

D) March 1996; 230,000 shares of common stock; agreement to acquire as treasury stock. (note 2)

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

                            PICK Communications Corp.
                      Consolidated Statements of Cash Flows
                          9 months ended September 30,
                                   (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES: ............................................................      1995          1996
Net income(loss) .................................................................................   $ (512,166)    3,276,945
Adjustments to reconcile net loss to net cash used for operating activities:
  Non-cash revenues - prepaid cellular license revenue ...........................................            0    (3,650,000)
  Non-cash gain on sale of marketable equity securities ..........................................            0    (4,784,000)
  Non-cash gain on in-substance defeasance .......................................................            0       (53,080)
  Non-cash expenses - prepaid advertising ........................................................            0       256,845
  Depreciation ...................................................................................       18,216        27,672
  Amortization ...................................................................................            0       106,875
  Bad debt expense ...............................................................................       22,125       389,921
  Stock issued for services ......................................................................        2,420        50,000
  Provision for deferred income taxes ............................................................            0     1,808,000
  Reserve for contingent liabilities .............................................................            0       904,000
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable .....................................................        5,835      (767,141)
  (Increase) decrease in prepaid telephone card inventory ........................................      (41,328)       79,803
  (Increase) decrease in prepaid and other assets ................................................      (36,234)     (154,371)
  Increase (decrease) in accounts payable ........................................................       20,051     1,234,633
  Increase (decrease) in direct cost telephone time accrual ......................................     (178,331)     (328,408)
  Increase (decrease) in deferred revenue ........................................................      228,298       643,076
  Increase (decrease) in prepaid telephone time liability ........................................            0      (378,000)
  Increase (decrease) in customer deposits .......................................................            0       410,000
  Increase (decrease) in accrued expenses (note 1h) ..............................................       37,677       511,065
Net cash (used) provided by operating activities .................................................     (433,437)     (416,165)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in debt securities (note 4) ..........................................................            0      (371,920)
Purchase of fixed assets .........................................................................      (12,959)      (61,632)
Net cash (used) provided by investing activities .................................................      (12,959)     (433,552)
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash .....................................................................      493,114       125,000
Common stock issued for cash by subsidiary .......................................................            0       527,612
Acquisition of treasury stock ....................................................................      (44,500)
Payments received on stock subscriptions receivable ..............................................            0       325,000
Funds advanced by third-party ....................................................................      250,000             0
Payments on third-party debt .....................................................................            0       (50,000)
Payments on stockholder advances .................................................................       (3,035)      (50,000)
Funds advanced by stockholder ....................................................................            0        50,000
Net cash provided (used) by financing activities .................................................      740,079       883,112
Net increase (decrease) in cash ..................................................................      293,683        33,395
CASH, beginning of period ........................................................................       17,659       110,715
CASH, end of period ..............................................................................   $  311,342       144,110
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Stock issued for investment in marketable equity securities .................................   $   10,000     2,075,000
     Stock issued to acquire prepaid advertising .................................................   $        0     2,700,000
     Stock issued for subscription receivable ....................................................   $   82,500       125,000
     Stock issued to retire note payable .........................................................   $  250,000             0
     Insubstance defeasance ......................................................................   $        0       425,000
     Prepaid advertising and telephone cards exchanged for treasury stock ........................   $        0       557,589

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