Form 10-K
period 1996-12-31
PICK COMMUNICATIONS CORP
filed 1997-04-18
CIK 1006282

**********
  THIS DOCUMENT IS A COPY OF THE 10-K FILED ON 4/16/97 PURSUANT TO A RULE 201
                          TEMPORARY HARDSHIP EXEMPTION
                                   **********
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------


                                   FORM 10-K


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996

                         Commission file number 0-27604

                           PICK COMMUNICATIONS CORP.
             (Exact Name of Registrant as Specified in its Charter)

             Nevada                                   75-2107261
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

  155 Route 46 West, Wayne, New Jersey                                  07470
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:              (201) 812-7425
---------------------------------------------------              --------------

Securities registered under Section 12(b) of the Exchange Act:    None
Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.001 par value


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.|_|

The issuer's revenues for its most recent fiscal year were $9,519,682.

The aggregate market value of the 14,544,477 shares of voting stock held by non-affiliates of the Registrant, as of March 31 , 1997 was $4,654,233 (assuming solely for purposes of this calculation that all directors, officers and greater than 5% stockholders of the Registrant are "affiliates").

The number of shares outstanding of the Registrant's Common Stock, par value $.001 per share, as of March 31, 1997, was 35,867,016.

Documents Incorporated by Reference:  Not Applicable.

         Exhibit Index is located on page ____

Item 1:  Business

(a)      General Development of Business

         PICK Communications Corp. was incorporated in April 1984 under the laws of Utah as S.T.V., Inc.("STV).

          In  February  1986,  the  Company  changed  its  name  to  Adolphus
Companies,Inc. and to Prime International Products,Inc. ("PRIME") in May, 1988. PRIME ceased operations in late 1990.

         In July 1995,  PRIME  changed  its state of  organization  from Utah to
Nevada. On September 12, 1995, PRIME executed a Stock Purchase Agreement to exchange 16,500,000 shares of PRIME's Common Stock for all of the outstanding shares of common stock and warrants of Public Info/Comm Kiosk, Inc. ("PICK"), which made PICK a subsidiary of PRIME. PICK was incorporated under the laws of the State of New Jersey in August 1992. PRIME changed its name to PICK Communications Corp. in December 1995. Unless otherwise indicated, all references to "the Company" hereinafter include the business and operations of PICK prior to the September 12, 1995 transaction, and the combined companies thereafter. The transaction was a reverse acquisition accounted for as a re-capitalization of PICK. In April, 1996, the Company formed PICKNET, Inc. ("PICKNET"), a wholly owned subsidiary to resell International Long Distance Services on a wholesale basis to other carriers and resellers. The financial statements contained herein represent the operations of PICK prior to September 12, 1995, and the consolidated operations of the Company thereafter.

         The Company is engaged in the design, development, manufacture or retooling and marketing of various telecommunications products. To date, the Company's operations have been concentrated primarily in the areas of Prepaid
Telephone Calling Cards ("Telephone Debit Cards" or "Calling Cards") and International Long Distance Services on a wholesale (carrier to carrier) basis.

         The Company's Telephone Debit Cards provide users with convenient and cost effective access to local calls, long distance domestic calls, and international calls through the Company's switching facilities and long distance network arrangements. The major portion of the Company's operations from January 1, 1994 to May 1, 1996 revolved around the issuance, distribution and sale of Telephone Debit Cards. The Company's International Long Distance Services division, through PICKNET, became a significant business division in May, 1996.

         In October 1995, the Company entered into an agreement whereby it purchased the exclusive worldwide rights to market, distribute and sell a prepaid cellular telephone system.

         In  December   1996,   the  Company   entered  into  a   non-exclusive,
unrestricted, worldwide agreement with ISED Corp. to sell and distribute that Company's secured encryption device (SED) point-of-sale (POS) terminal.

(b)      Financial Information About Industry Segments

         The Company operates on multiple tiers within one industry -- telecommunications. PICK is engaged in the design, development, manufacture or retooling, distribution and sale of tele-communications products, with the prepaid venue as its primary target.


(c)      Narrative Description of Business

Telephone Debit Card Market Overview

         The telephone debit card was developed in Italy in 1976, and became readily available throughout Europe in the mid-1980's. In 1987, the concept was introduced in the United States where it has continued to gain widespread consumer acceptance as both a retail and a promotional telecommunications tool.

         The Company acquired a working knowledge of the technology available in the public domain regarding this rapidly growing product. Accordingly, the Company utilizes the current, industry standard technology but does not own it. In December 1993, the Company started production with an initial market test of a Telephone Debit Card. The card proved to be a technical success and the Company further improved its product, developing the COMMUNICASH card in 1994.

         The market for telephone Calling Cards consists of distributor customers, retail customers, chain store customers, promotional customers and the ultimate card user, as well as collectors. Distributors serve as facilitators and brokers, selling to retail outlets and small chain stores. Retailers and larger chain stores sell directly to the ultimate card user. The Promotional Market is comprised of corporate customers who use telephone debit cards as an exciting new marketing option to enhance sales of their own products or services. Many companies are offering consumers free telephone time, via telephone debit cards containing their corporate or brand name or logo, as an incentive to purchase a product or as a "thank you" after a purchase has been made.

         There is also a significant Collector Market throughout the world. Individuals from all age, gender, and geographic groups collect calling cards with pictures of sports/entertainment celebrities or commemorating a particular event. Purchasers of such cards do not expect to use the telephone time associated with the Debit Cards, but rather save the cards in "mint" condition for potential sale to other collectors at appreciated values in the future.

         The Company has been geared primarily toward the Retail Market with its trademarked line of "COMMUNICASH"(R) and "las Americas"(R) Telephone Debit Cards, and toward the Promotional Market with cobranded and private label cards. To date, the Company has entered the Collector Market only on a very limited basis.

The Company's Telephone Debit Cards

COMMUNICASH

         The Company brought its first prepaid Telephone Debit Card, Communicard Phone Money, to market in December 1993 in controlled distribution. During a seven-month trial period in 1994, the Company accumulated a great deal of information concerning the product category, the needs of the distribution chain in the retail environment and the retail market itself, which led to the development and introduction of the current COMMUNICASH card in August 1994. The Company has taken a comprehensive approach with regard to research, development, market analysis, production and distribution for its products which the Company believes is evident in both the product and the point of sale materials.

         COMMUNICASH cards are currently non-rechargeable, disposable prepaid Calling Cards specifically designed for the retail sales environment. The Company issues these cards in denominations of $5, $10, $20, $50 and $100 which can be used for local, long distance and international calling from any touch-tone phone in the United States at any time.
An 800 number printed on the back of the COMMUNICASH card provides the consumer with network access and a Personal Identification Number ("PIN"), also printed on the back of the card, allows the computerized switch to identify and track card usage. Printed instructions and voice prompts in English and Spanish provide the consumer with step by step instructions for card use, information regarding the amount of money remaining on the card and the number of minutes the consumer can talk to the destination number dialed. Calls in a series can be made without hanging up and re-dialing. To assist the consumer further, the
Company has contracted with Telecommunications Service Center, Inc. and Innovative Telecom Corp., the organizations which provide telephone switching services to the Company, to provide 24-hour customer assistance.

las Americas(R)

         The Company identified certain ethnic or niche markets where retail sales are most profitable. The first such market pursued by the Company has been the Hispanic community. To properly respond to the needs of this market, the Company introduced the las Americas card in November 1995. This Spanish-language version of COMMUNICASH featured a revamped package design and Point-of-Sale materials specifically geared toward the Hispanic market, as well as preferred international rates to countries frequently called, such as Dominican Republic, Cuba, Colombia, Guatemala, Mexico, etc. The las Americas card is issued in $5, $10, $20 and $25 denominations and, to date, the Company has focused marketing efforts primarily on specific areas in New York, New Jersey, Texas, California and Florida.

         The las Americas card was re-packaged again in mid-1996 to keep current with successful market trends. This card is now a brightly colored skin-pack design which affords greater fraud protection and increased security for the PIN number.

COMMUNICASH Co-Branded

         COMMUNICASH Co-Branded was designed to address the prepaid Calling Card needs of the corporate clients in the Promotional Market. Promotional clients have included Webcraft Technologies and Value Line. Co-branded cards can also be sold in a retail environment through existing outlets of a corporate sponsor such as Kwik Trip, Inc.

This product features the logo of the corporate sponsor and/or its product(s), as well as the COMMUNICASH logo. Management believes co-branding also provides reinforcement to the consumer of the COMMUNICASH retail product since the Co-Branded product includes the name "COMMUNICASH" both on the packaging and on the card itself.

Private Label Calling Cards

         The Company learned that huge national and international corporations often prefer to stand alone on the card front and packaging materials. In these instances, the Company relinquishes all references to COMMUNICASH, however, the card back always "belongs" to the Company. Information required by the FCC and other governmental agencies is set forth on the card backs as well as the name of the responsible telecommunications carrier (the Company).


Sales and Marketing of Telephone Debit Cards

         The Company targets sales to retail outlets through large wholesale distributors. These distributors typically have relationships with a great many retailers because they sell candy, chewing gum, tobacco, household items and assorted sundries to them. Because of the existing rapport between the distributor and its retail clients, a new product can be readily introduced into the sales channel. With this method, the Company also benefits from having only one account receivable with each distributor rather than thousands of accounts receivable for individual retail customers. This strategy also obviates the need for a large in-house sales force capable of personally servicing each of the retail locations in various parts of the country. Two officers of the Company, the President and the Vice President of Operations, are directly involved in the sales efforts and the continued success of these distributors.

Current Market Changes

         The market for telephone debit cards is beginning to shift toward a "Point of Sale" design and activation technology with a recharge function. The Company's distribution agreement with ISED offers the ability to incorporate these features into the Company's entire product line. These added features will afford greater flexibility to both the Company and the retailers, will insure greater retail security (no "live" cards on premises to be lost or stolen), will reduce printing costs and should allow a significant expansion of the existing distribution network.

Manufacturing/Production of COMMUNICASH Cards

         The COMMUNICASH, las Americas and COMMUNICASH Co-Branded Telephone Debit Cards to date have been designed by Roland Gebhardt Design in New York City. The original cards and several subsequent print runs were printed by Webcraft Technologies, Inc.("Webcraft"). Webcraft, a paper printer, has over 35 press lines in five states capable of unique formatting and product design capabilities for the production of prepaid telephone calling cards. Webcraft also provides the highest level of plant and press security along with waste destruction and finished product security. The Company procures card print runs on a purchase order basis. No formal contract exists between the Company and Webcraft.

         The most recent release of the las Americas card, because of its new "skin pack" design for additional PIN protection and to provide the consumer with the packaging they are now looking for, was printed by Serenity Press in Norcross, GA. Serenity Press has had prior printing experience with the skin pack design and packaging and, like Webcraft, provides the highest level of plant and press security along with waste destruction and finished product security. The Company procures card print runs on a purchase order basis. No formal contract exists between the Company and Serenity Press.

         The printer most frequently utilized for plastic (rather than paper) calling cards produced by the Company in the past, and for projects currently quoted to three separate companies, is Brilliant Color Card. This company, located in San Rafael, CA is one of the oldest, most respected plastic card printers in the country. They also provide the highest level of security as detailed above. No formal contract exists between the Company and Brilliant Color Cards, Inc.; cards are printed on a purchase order basis.

         Secure PINs are obtained from the Company's selected switching facility and are directly transmitted by appropriate electronic media to the specified printer prior to press date. The necessary art work is also submitted to the printer in the required format. During a web press run, a designated Webcraft sales account manager and art/design representative are present to insure smooth and effective production. Print runs other than on a web press are significantly less complex and more automated, requiring only print staff in attendance.


Fulfillment

         The Company has an agreement with Players Computer, Inc. ("Players"), located in Hauppauge, NY for the fulfillment of all orders for the COMMUNICASH and las Americas products. Players provides 100% secure storage for all of the cards and handles the activation process with the switch so that the cards can be used. Players also receives shipments directly from the printer following the press run, ships all orders to the Company's customers, performs accounts receivable functions and provides the Company with weekly reports.

Acquisition Of Telephone Time

         The Company has entered into interconnect agreements with a variety of major carriers in the telecommunications field to purchase 800 (inbound) service and (outbound) domestic and international long distance services for the Company's Telephone Debit Cards and International Long Distance Services divisions. Under such interconnect agreements, the Company is allowed to direct domestic, long distance and international calls over the networks of these carriers, and is granted special destination and rate discounts based on anticipated volume. Calls are routed through the Company's own switching facility (located in Tampa, Florida and managed by Telecommunications Service Center Inc.), and, since April 1996, through a dedicated switch in New York City
which  is  owned  and  managed  by  Innovative   Telecom   Corporation.   These
interconnect agreements were initially pursued in relation to the Company's International Long Distance Services division due to volume requirements. However, the lower costs involved here benefit the Company's Telephone Debit Card business as well because the Company becomes, in effect, its own customer.

         The Company aggregates minutes from all its customers to increase its total minute volume and obtain increasingly more favorable rates. The Company utilizes Least Cost Routing (LCR) of its outgoing traffic to maximize benefits and profitability. These reduced costs positively influence the rates for all other related businesses of the
Company.


International Long Distance Services

         In  response  to the  opening  of  competitive  long  distance  service associated with the goals of the 1984 divestiture of AT&T and the 1996 Telecommunications Act passed by Congress, the Company entered into the International Long Distance Services business in May of 1996. As stated, the Company established interconnect agreements with a variety of major carriers for 800 service (inbound) and for outbound domestic and international long distance service in order to resell it to other carriers and resellers, and to benefit directly from reduced per minute rates. The Company resells International Long Distance Services through PICKNET.

         The traffic from this division is processed and reported through the Company's contracted switch facility in New York City (through Innovative Telecom Corp.). The traffic is billed to the Company's wholesale customers on a weekly basis through the Company's billing agent, Intertech Management Group, Inc., in Chesterfield, MO.

Government Regulations

         Long distance telecommunication services are subject to regulation by the FCC and by state regulatory authorities. Among other things, these regulatory authorities impose regulations governing the rates, terms and conditions for interstate and intrastate telecommunication services. The federal laws governing regulation of interstate telecommunications are the Communications Acts of 1934 and 1996 (the "Communications Acts"), which apply to all "common carriers," including AT&T, MCI and Sprint, as well as entities, such as the Company, which resell the transmission services provided through the facilities of other common carriers. In general, under the Communications Acts, common carriers are required to charge reasonable rates and are prohibited from engaging in unreasonable practices in the provision of their services. Common carriers are also prohibited from engaging in unreasonable discrimination in their rates, charges and practices.

         The Communications Acts require each common carrier to file tariffs with the FCC. A tariff is a list of services offered, the terms under which the services are offered, and the rates, or range of rates, charged for services. Upon filing a tariff, the service provider is required to provide the services at the rates and under the terms and conditions specified in the tariff. Failure to file a tariff could result in fines and penalties. The Company believes it has filed, or is in the process of filing, all required tariffs with the FCC.

         In addition to federal regulation, resellers of long distance services may be subject to regulation by the various state regulatory authorities. The scope of such regulation is in constant flux and varies from state to state, with certain states requiring the filing and regulatory approval of various certifications and state tariffs. As the Company expands the geographic scope of its long distance operations, it intends to obtain operating authority as may be required to provide these services.

         The Company believes that it is in substantial compliance with all material laws, rules and regulations governing its operations and has obtained, or is in the process of obtaining, all licenses, tariffs and approvals necessary to conduct its business. In the future, the Company will continue to attempt to comply with any new legislation enacted by Congress, court decisions relating to the telecommunications industry, or regulatory actions taken by the FCC or the states.


Future Directions

         The Company plans to maintain and expand its Telephone Debit Card business and its International Long Distance Services while simultaneously developing the Prepaid Cellular Telephone and the Secured Encryption Device systems.

Prepaid Cellular Telephone

In October 1995, the Company entered into an agreement with The Next Edge, Inc. ("TNE") whereby the Company purchased the exclusive worldwide rights to market, distribute and sell a prepaid cellular telephone system. The Company will also need to develop the infrastructure and computer system to support this product. The agreement, subsequently assigned by TNE to The Phone Store, Inc. (TPSI) in July, 1996, has an initial term of five years with an option for five additional five year periods, at the Company's sole option, at a cost of $100,000 per year. Funds for subsequent five year periods are expected to be generated from the Company's cash flow. In the event the contract is not renewed, the Company would be entitled to royalties on the residual sales made, prior to cancellation of the TPSI contract.

         The initial agreement required the Company to pay TPSI a total of $500,000, at a rate of $25,000 per quarter for a period of five years beginning on January 1, 1996. This requirement was funded and put into escrow in July, 1996.
The Company was required to issue a total of 100,000 shares of its common stock to TPSI in increments of 20,000 shares each year for five years beginning on January 1, 1996. These shares were also put into escrow for TPSI in 1996. The agreement further requires the Company to purchase the circuit chips for the system from TPSI, at TPSI's cost. The agreement stipulates that the Company will be recorded as co-owner of the final United States patent issued relating to this technology (for which an application is pending) and requires the Company to implement the international patent applications.

         The Company's prepaid cellular telephone resulted from the explosion of the use of cellular telephones on a worldwide basis and the percentage of individuals who were turned down for "traditional" cellular access. Not everyone is sufficiently credit-worthy to own or lease a cellular telephone because once a person has a cellular phone activated, that consumer has an unlimited, open line of credit. Industry reports suggest that approximately one-third of all applicants for cellular service are rejected by the cellular carriers as a result of enforcing stringent credit requirements. Other consumers, whose credit is "borderline" by these standards, are required to pay significant cash deposits to secure a line.

The Company's prepaid cellular telephone brings prepaid debit technology to cellular phone users and makes it available to practically everyone who would like to use it. The system works by allowing the phone to operate when the prepaid time is installed, and by automatically shutting off the programmed cellular telephone when the subscriber has reached the limit of prepaid air-time. Although this system can be used with a variety of cellular telephones, the Company has chosen only Motorola phones to commence commercialization.

There are other prepaid cellular telephones available on the market today which are either switch-based or so-called "smart phones". Each of these systems perform as prepaid but not in the same manner as "traditional" cellular phones. Calls may be limited to outbound only, and a special 800 number (sometimes pre-programmed into the phone) must be dialed before the destination number can be accessed. The systems which allow incoming calls, can only do so by having the caller dial an 800 number which has been assigned to a specific phone and then entering a PIN or code number assigned to that phone. There is also a significant amount of room for error in these systems in that consumers often have to "program" information into the phone via the numerical key pad allowing for "fat fingering" or number transpositions which render the phone inoperable.

         The Company's prepaid cellular telephone is the first integrated system consisting of a cellular phone with an internal programmable computer chip that allows the phone to operate only for a prepaid amount of time. Because the phone itself is in control of the on/off processes and tracking the minutes used, the Company believes the technology is superior to the switchbased and "smart" prepaid cellular phones already on the market. This tamper resistant security technology provides the highest degree of protection from fraudulent charges and eliminates consumer entry errors.

         To date, approximately 500 units of the TNE technology prepaid cellular telephones have been produced and successfully tested in both the United States and in South America. There is little behavioral difference between the Company's system and a "traditional" cellular phone, but the Company's system can also be made available for use outside the United States because this specific technology can interface with any cellular network without modification. In many locations around the world, where the use of credit cards is less common than it is in the United States and currency is the more accepted manner of payment, this system provides an attractive means for cellular access.

In 1996, the Company entered into exclusive foreign license agreements with Firenze Ltd. ("Firenze") and Yakimoto Investment, Ltd. ("Yakimoto"). These companies subsequently failed to demonstrate the ability or financial strength necessary to commercially capitalize on the Company's technology in the markets they chose, thus, the Company revoked these licenses in the first quarter of 1997.

The Company anticipates reselling specific foreign territory licenses during 1997.

In the last quarter of 1995, the Company granted an exclusive license to market and sell its prepaid cellular telephone in the United States and Canada to P.C.T. Prepaid Telephone, Inc. ("PCT"), which recently commenced limited operations. The Company holds approximately 79% of PCT's outstanding common stock as of March 31, 1997.

PCT has agreed to purchase the licensed technology and equipment from the Company on the basis of cost plus ten percent (10%), and to pay a royalty fee to the Company of 5% of all gross sales derived from equipment and air time on a monthly basis.

The Company has entered into contracts for AT&T Wireless Services in the New York Metropolitan area and in Florida for air time. These contracts provide for the Company to pay AT&T Wireless on a time plus basis, with the Company having the ability to assign individual telephone numbers from equipment in its Wayne, NJ headquarters office. The Company is currently seeking agreements with wireless service providers in other parts of the United States in order to lay the groundwork for expansion into other regions as well.

Secured Encryption Device Transactions

The Company has acquired unrestricted distribution rights to a patented Secured Encryption Device (SED) under a SED System Operator License Agreement. This device which performs certain functions similar to a VeriFone, utilizes a different technology and is less costly. The Company plans to market this Secured Encryption Device for a retail cost significantly less than the competitive products (VeriFone, Hypercom and USW which range from $500 to $1,400). The Company is ready for immediate release of this new product. The device is expected to have a positive impact on Company revenues in several ways.

First, in the prepaid Telephone Debit Card market, for example, sales to date have been somewhat suppressed due to the retailers' concerns regarding the costs and security issues involved in carrying "live" inventory. With the SED machine, the Company will be able to introduce a Point of Sale activation system to allow the Company to ship inactive, non-denominational and re-chargeable cards for POS activation at the retail location, thus eliminating these concerns. It is anticipated that this will increase the Company's distribution locations, stimulate sales and lower accounts receivable.

Second, it is anticipated that the Company will benefit from reduced printing costs for Telephone Debit Cards because all card faces in a print run will be identical. Prior to the availability of Point of Sale activation of non-denominational cards, each print run contained multiple card classifications resulting in additional print charges for plate and color changes.

Another consideration for both the Company and the retailers which will be eliminated by the SED unit, is the need to calculate the number of each denomination card necessary to meet consumer demand. With the SED activation capabilities, cards will be activated for whatever dollar value the particular user demands. The Company believes the point of sale activation will also open up additional channels of distribution for the Company and will provide increased cash flow due to faster electronic payment for card sales.


Competition

The Company faces intense competition in the marketing and sale of its prepaid telephone Calling Cards. The Company's Telephone Debit Cards compete for consumer recognition with other prepaid phone cards at both ends of the spectrum. Many small, unreliable companies have entered the telephone debit card market by advertising impossibly low calling prices which are extremely attractive to the buying public. Unfortunately for the entire industry, many of these companies have already failed and consumers have felt the pain of having a card that is no longer valid. Many other cards are marketed by companies which are well-established and have significantly greater financial, marketing, distribution, personnel and other resources than the Company. These large companies can implement extensive advertising and promotional campaigns although marketing a retail product to the consumer is not their strength, especially in the niche markets. Certain of these competitors, including AT&T, MCI, Sprint and the "Baby Bells," such as Bell Atlantic and Bell South, have dominated the telecommunications industry in the past but the entire industry in presently undergoing a significant shift and these "giants" are now facing strong competition from smaller, more agile and less bureaucratic organizations, such as the Company. Many of these large telephone companies, as well as retailers, such as Southland Corp., and companies engaged in the marketing of collectibles, have also entered or have announced their intention to enter into the telephone debit card sector of the industry.

The International Long Distance Services business is also highly competitive and is affected by rapidly changing per minute rates to key international cities and countries. The Company's future success will depend upon its ability to compete with other similar-sized carriers, many of which have considerably greater financial and other resources than the Company. The ability of the Company to compete effectively will depend on its ability to provide high quality service at competitive prices, and to fund the cost of acquiring the use of effective switching facilities. Both of these factors are essential elements for success.

The prepaid cellular telephone business is another highly competitive one in which the ability to succeed depends on the quality of the product, the ease of its use and the resources available to market and continually improve it.
Again,
"known" companies and companies which have been able to enter the market already are perceived as having a strong advantage over their competitors. This, however, might not be the only issue. Recent prepaid cellular conferences and industry articles have indicated consumer dissatisfaction with the constraints of switch-based services available.

The telecommunications industry is characterized by frequent introduction of new products and services, and is subject to changing consumer preferences and industry trends. The markets for telecommunications products and services are also characterized by rapidly changing technology and evolving industry standards.

The Company is not presently aware of any competitor offering the same chip-controlled prepaid cellular telephone technology. Although the product has a patent pending, larger, more established entities with greater financial and personnel resources than those of the Company may continue to enter into direct competition with the Company. However, the Company reasonably believes it has a superior product offering and will be able to capture a significant market share.

The competition for the Secured Encryption Device Transactions is, as stated previously, the existing similar devices such as VeriFone, Hypercom and USW. The Company believes it's advantage in this market is its already existing penetration of a specific niche which currently does not have, or has very limited access, to other means of electronic credit and/or debit transactions because of the prohibitive costs involved.

Trademarks

The Company has obtained trademark registrations for "Communicard by PICK(R)", "PICK(R)", "COMMUNICASH(R)", "las Americas(R)," and "Love Call(R) ."

Patents

The Company is a co-owner of a pending patent (together with The Phone Store, Inc.) on the technology for a chipcontrolled prepaid cellular telephone system and expects to implement international patent filings and/or registrations pertaining to such pending patent during 1997.

Employees

The Company employs a full-time staff of ten and considers its relations with its employees to be satisfactory.

Item 2:  Properties

The Company leases office space at Wayne Interchange Plaza II, 155 Route 46 West, Third Floor, Wayne, New Jersey 07470 on a 63 month lease at a current monthly rental of $8,620, which ends on September 30, 2001.

Item 3:  Legal Proceedings

In February 1997, the Company commenced legal proceedings against American Telephone and Telegraph Company ("AT&T") seeking $10 million for breach of contract, fraudulent inducement and malicious conduct under the Carrier Agreement entered into in February 1996. The Company contracted with AT&T under the Carrier Agreement for inbound 800 service and outbound domestic and international long distance service in order to resell it to other carriers and resellers, and to directly benefit from reduced per minute rates. The Company claims that AT&T reneged on its commitments to provide the Company with lower international rates and the Company relied on AT&T's promises and sustained substantial damages. Nevertheless, AT&T billed the Company for higher rates and claimed the Company owes it approximately $1,000,000. The Company has reserved for this contingency although it believes that AT&T does not have a meritorious claim.


Item 4:  Submission Of Matters To A Vote Of Security Holders

None

                                     PART II


Item 5: Market Price of, and Dividends on the Registrant's Common Equity and Related Stockholder Matters

     The Company's Common stock has been traded on the over-the-counter market and reported on the OTC Bulletin Board, under the symbol "PICK" since September, 1996. The Company's Common Stock had been traded in the over-the-counter market and reported on the OTC Bulletin Board, under the symbol "PRMF" from August 17, 1995 through September 23, 1996. The following table sets forth the high and low bid prices of the Company's Common Stock as reported on the over-the-counter market for the periods indicated. The prices represent inter-dealer quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                 Bid Prices



Period ........................................           High             Low

Calendar Year 1995

  Third Quarter ...............................           $    6.625       $   1.00
  (August 17, 1995 to
   September 30, 1995)

  Fourth Quarter ..............................           $    6.25        $   2.00



Calendar Year 1996
                                                          $    4.50        $   2.00
  First Quarter ...............................           $    4.00        $   2.44
  Second Quarter ..............................           $    3.50        $   1.00
  Third Quarter ...............................           $    1.13        $   0.19
  Fourth Quarter

First Quarter, 1997 ...........................           $    0.94        $   0.17


         As of March 31, 1997, there were approximately 195 record shareholders of the Company's Common Stock. The Company reasonably believes there are in excess of 300 beneficial owners of its common stock.

         The Company has never paid any cash dividends on its Common Stock and has no intention to do so at this time. The Company intends to retain all of its earnings for use in its business.

Item 6:  Selected Financial Data



         The following selected financial data should be read in conjunction with the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Report. The selected data presented for, and as of the end of the years ended December 31, 1993, 1994, 1995 and 1996 are derived from the consolidated financial statements of the Company, which financial statements have been audited by Durland & Company CPAs, P.A., independent certified public accountants. The consolidated balance sheet as of December 31, 1994, 1995 and 1996 and the consolidated statement of operations for the years ended December 31, 1994, 1995 and 1996 and the accountants' reports thereon, are included elsewhere in this Report.


Statement of Operations Data:

                            Years Ended December 31,




                                1993           1994           1995           1996
                         -----------    -----------    -----------    -----------

Net sales ............   $    23,301    $   529,913    $ 1,565,039    $ 5,869,682

Cost of sales,
excluding provision
for contingency ......   $    10,067    $   753,346    $ 1,387,459    $6,401,231 (1)


Gross profit/(loss),
before cellular
license sales and ....   $    13,234    ($  223,433)   $   177,580    ($  531,549)
contingency


Provision for ........   $         0    $         0    $         0    $ 1,749,563 (1)
  contingency (1)

Gross margin before
cellular license sales
                         $    13,234    ($  223,433)   $   177,580    ($2,281,112)

Cellular license .....   $         0    $         0    $         0    $ 3,650,000
  sales

Gross margin and
  cellular license
  sales ..............   $    13,234    ($  223,433)   $   177,580    $ 1,368,888


Operating expenses ...   $   171,340    $ 1,027,147    $ 1,203,625    $ 2,952,646


Net Profit/(Loss) ....   ($  158,106)   ($1,250,580)   ($1,071,041)   $ 1,635,790


Net Profit/(Loss)               -             -             ($0.03)          $.04
per Share

Weighted average                -             -         40,442,516     45,251,776
number of
shares
outstanding (2)



Balance Sheet Data:

                               as of December 31,




                             1994           1995              1996
                      -----------    -----------    --------------

Cash ..............   $    17,659    $   110,715    $      87, 712

Working Capital ...   ($1,127,590)   ($1,074,159)      ($3,152,216)

Total Assets ......   $   319,835    $ 2,449,024    $    8,917,149


Total Liabilities .   $ 1,341,521    $ 3,079,923    $    6,582,429

Minority Interest .          --      $   215,508    $    1,465,141

Shareholders Equity   ($1,021,686)   ($  630,899)   $    2,334,720



     The Total cost of sales ($8,150,794) includes a provision for contingent costs of $1,749,563. Net of the provision for contingent costs, the cost of sales is $6,401,231.

(2) Public Info/Comm Kiosk, Inc. (Kiosk) was incorporated in August 1992, and commenced operations in January 1993. The shares of the Company are expressed on a fully diluted basis.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

         The following should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Report.

         The Company was incorporated in April 1984 under the laws of Utah as S.T.V., Inc. ("STV").

         All activities are presented, based on the actual operations of Kiosk for periods prior to September 12, 1995. Pick Communications Corp., (f/k/a Prime International Products, Inc.), had no operations prior to September 12, 1995. PCT was incorporated in October 1995, and had no operations through December 31, 1995. As of December 31, 1995, the Consolidated Financial Statements include the Company, Kiosk, and PCT. In April 1996, the Company formed PICKNET, Inc. ("PICKNET"), a wholly owned subsidiary to resell International Long Distance Services on a wholesale basis to other carriers and resellers. The Company currently holds approximately 79% of PCT's outstanding common stock, thereby having control of all of these companies. Accordingly, Kiosk, PICKNET and PCT are included in the Consolidated Financial Statements of the Company as of December 31, 1996.

         This Report includes forward-looking statements that involve risks and uncertainties, including the timely development and acceptance of new products in a constantly evolving telecommunications industry, the impact of competitive products and pricing, government regulations and the other risks detailed from time to time in the Company's SEC reports.


Results of Operations

         The Company generates revenues from the sale of telecommunication products and services, including prepaid Telephone Debit Cards to distributors for resale to retail outlets, International Long Distance Services to other carriers and resellers, and marketing and sale of licenses for Prepaid Cellular Telephones in both domestic and international markets.

         While the Company has achieved steadily increasing levels of revenues since inception, the Company's operating expenses have exceeded revenues, resulting in operating losses of $1,250,580 and $1,071,041 for the years ended December 31, 1994 and 1995 on a consolidated basis, respectively. The losses incurred through 1995 were primarily attributable to start-up costs, costs incurred in connection with the development and promotion of the Company's products and the hiring of additional personnel to support the Company's operations. In 1996, the Company realized a net profit of $1,635,790. Although the Company incurred operating losses relating to the building of its telecommunications infrastructure, these were more than offset by gains on the exchange of securities and the sale of prepaid cellular telephone licenses.

         The Company's primary costs of sales are the costs of telephone services for both Telephone Debit Cards and for the International Long Distance Services. The cost of sales also includes the production of the Telephone Debit Cards - their printing, fulfillment and distribution, as well as the fixed costs associated with International Long Distance Services.


         Generally Accepted Accounting Principles for Debit Card revenues require the Company to recognize:

         - revenue only at the time the Company actually provides the service to the consumer (based on switch reporting of actual usage). The unused portion of the Telephone Debit Card sales remains in deferred revenue until it is used.
         -        the carrier  costs for service  based on switch  reporting  of actual usage (which is also recognized in revenue).
         -        all  other   direct  costs   (non-traffic   costs  for  design
                  royalties, printing, fulfillment, sales commissions, etc.) at the time of initial sales made ("up front" costs).

         The Company anticipates that substantially all of the telephone time associated with the Telephone Debit Cards will be used by its customers since these cards are primarily issued for immediate consumption by the ultimate consumer.


Year ended December 31, 1996 compared with the Year Ended December 31, 1995:

         On a consolidated basis, the Company generated revenues of $5,869,682 and $1,565,039 for the years ended December 31, 1996 and 1995, respectively. These revenues (and related costs) primarily represent the activity of PICKNET for International Long Distance Services amounting to $4,441,342, and Kiosk for Telephone Debit Card usage amounting to $1,425,340. The Company also sold licenses for the international marketing and sale of Prepaid Cellular Telephones and services in 1996, amounting to $3,650,000. PCT was established on October 24, 1995, had no operations in 1995 and no sales in 1996.

         The increase in revenues of $4,304,643, or 275.1%, was primarily the result of the Company's expansion, via PICKNET, into the International Long Distance Services business. There were only nominal commission revenues for long distance activity in 1995. The Company's Debit Card revenues were $ 1,425,340, compared to $1,565,039 in 1995. While the Company believes the market for Telephone Debit Cards continues to gain acceptance and growth, the Company held back on the marketing of these cards in 1996 (due to switching facility shortcomings) until pending upgrades were completed in late 1996.

         The gross margin loss (excluding the $1,749,563 provision for contingency) of $531,549, was 9.1% of net sales for the year ended December 31, 1996, compared to a gross margin of $177,580 (or 11.3%) for the year ended December 31, 1995. The gross margin reflects the deferral of revenues until services are rendered and front-loading of all expenses except airtime for Telephone Debit Cards, as described above. All costs for International Long Distance Services activity is recognized in the period incurred. The gross margin loss in 1996 compared to 1995 is primarily attributable to the incurrence of disproportionate start-up costs relating to the International Long Distance Services and the continued low volumes associated with both Telephone Debit Cards and International Long Distance Services. The vast proportion of the sales activity (75.7%) in 1996 related to International Long Distance Services activity compared to 0% in 1995, while 98.6% of sales in 1995 related to Telephone Debit Card activity compared to 24.3% in 1996.

         The Company sold prepaid cellular telephone licenses in the first quarter of 1996, in exchange for 1,500,000 restricted shares of common stock in Ultimistics, Inc. valued at $3,600,000 after a 70% discount to market. In the second quarter, the Company exchanged a special developmental license related to use of the prepaid chip technology with the Internet. The Company received 500,000 restricted shares of common stock in The Internet Channel Inc. which were valued at $0.10 per share. In 1995, there were no such sales activities.

         The Company realized a gross profit margin of $3,118,451, including the sale of the prepaid cellular licenses and excluding the provision for contingent costs of $1,749,563 in 1996, compared to a gross margin of $177,580 for 1995. The Company incurred a gross margin loss of $531,549 in 1996 compared to a gross margin of $177,580 in 1995, an unfavorable variance of 709,129 (or 399%).

         Total operating expenses were $2,952,646 and $1,203,625 for the years ended December 31, 1996 and 1995, respectively, representing an increase of $1,749,021, or 145.3%. Selling and marketing expenses for 1996 amounted to $1,077,766 compared to $257,487 in 1995, an increase of $820,279 or 319%. These expenses are primarily attributable to the expansion of total revenue activities and the establishment of a distribution network to support the Company's planned pre-paid products. As a result, marketing expenses were 18.4% of total revenues for the year ended December 31, 1996, compared to 16.5% of revenues for the year ended December 31, 1995.

         General and administrative expenses of $1,473,376 for the year ended December 31, 1996 were higher than those of the prior year by $600,363, or 68.8%, primarily associated with the establishment of a staff ($512,479), facility ($28,796) and office expense ($43,178) to support higher levels of operations. In connection with the Company's recapitalization in September 1995, the Company received additional working capital which it used to increase its level of business activity in 1996. As a result, these expenses increased substantially in 1996, compared to 1995, as planned.

         Operating expenses include depreciation of $39,258 and $30,475 for the years ending December 31, 1996 and 1995, respectively, as well as amortization expense of $142,500 in 1996 relating to the prepaid cellular patent procured late in 1995. No amortization was appropriate in

1995. The interest expense represents an accrual of interest relating to a bank loan in 1996; the 1995 interest expense relates to a disputed vendor charge, which was subsequently settled in 1996 in the Company's favor.

         The Company realized a net operating profit of $1,635, 790 in 1996, including extraordinary items shown in the consolidated financial statements in a separate section of this document, compared to a net operating loss of $1,071,041 in 1995, an improvement of $2,706,905.

         The Company expects to make the following improvements:

         - To the Telephone Debit Card service - by instituting a point-of-sale activation process and a rechargeability feature via the SED terminal
         - By increasing the International Long Distance Services business through the acquisition of new and upgraded switching facilities
         -        By developing the prepaid cellular telephone business

         The Company owned 4,500,000 restricted shares of Common Stock of Ultimistics, Inc., and an additional 200,000 shares of Common Stock of Ultimistics, Inc., through PCT, as of December 31, 1996, which represented approximately 16.5% of Ultimistics' outstanding shares at that time. The shares were restricted securities under Rule 144 of the Securities Act of 1933, as amended, and could not be publicly sold until 1997. The Ultimistics shares were valued at $4,762,035 on the balance sheet of the Company at December 31, 1996.

         At December 31, 1996, the Company, through PCT, also held 5,000,000 shares of Firenze, Ltd., which also are restricted securities under Rule 144 and could not be publicly sold until 1997. The Firenze shares were valued at $625.

         In June 1996, the Company acquired 500,000 shares of The Internet Channel Inc. in exchange for a special developmental license. The Internet shares were valued at $50,000.


Stock and Marketable Security Transactions Subsequent to 1996

         In February, 1997 the Company exchanged $2,550,000 face amount of the prepaid advertising with IES for the remaining 750,000 shares of its common stock issued into escrow for IES.

         In February, 1997 the Company agreed to cancel the remaining 600,000 shares of the Company's common stock held in escrow for the minor stockholder and the balance remaining of the subscription receivable. The Company and this stockholder were unable to re-negotiate this subscription of shares.

         In March, 1997, the Company exchanged 5,000,000 of its shares in Firenze and reacquired 5,000,000 restricted shares of PICK Communications Corp. common stock, as well as 6,250,000 restricted shares of P.C.T. Prepaid Telephone Inc. common stock from Firenze Ltd.

         In March, 1997, the Company exchanged 1,000,000 of its shares in Ultimistics, Inc. and reacquired 1,000,000 restricted shares of PICK Communications Corp. common stock, as well as 1,000,000 restricted shares of P.C.T. Prepaid Telephone Inc. common stock from New Century Media Inc.

         In March, 1997, the Company exchanged a total of 300,000 restricted shares of Ultimistics Inc. common stock and $420,000 book value in prepaid advertising from the International Barter Group for 5,000,000 restricted shares of P.C.T. Prepaid Telephone Inc.
common stock from an individual.

         In March, 1997, the Company exchanged 1,500,000 of its restricted shares in Ultimistics Inc. for 4,000,000 restricted shares of P.C.T. Prepaid Telephone Inc. common stock from Yakimoto Investment Ltd.

         In March, 1997, the Company exchanged 1,900,000 of its restricted shares in Ultimistics Inc. with Fairbanks for 380,000 restricted shares of Fairbanks, Inc. common stock.

         As a result of the above-described transactions, the Company obtained a total of 7,350,000 shares of its own common stock in 1997 in exchange for various marketable securities and assets held as of December 31, 1996. In addition, the Company obtained the 16,250,000 share of common stock of PCT, resulting in a total ownership of 39,000,000 shares or 79.0% of PCT's common stock.

         Please see the discussion of investment in marketable equity securities in "Liquidity and Capital Resources," for further information.


Stock Options and Warrants

         In 1994, Pick, Inc. issued warrants for 5,000 shares of common stock each to three individuals. The merger agreement between the Company and Pick Inc. recognized these warrants and converted them to warrants in the Company of 82,500 shares of the Company's common stock to each of the three individuals. These warrants expired unexercised at December 31, 1996.

         In February, 1996, the Company adopted the "1996 Stock Option Plan," which provides the authority to grant up to 5,000,000 shares of the Company's common stock to the Company's directors, officers and / or employees. There were no options outstanding at the beginning of 1996. Under the plan, the Company granted options for 500,000 shares each to the directors and officers of the Company, aggregating grants of 3,500,000 shares. Please see Item 11: Executive Compensation. In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock Based

Compensation". SFAS No. 123 requires that companies that continue to account for employer stock options under APB No. 25 disclose pro-forma net income and earnings per share as if statement 123 had been applied. Pursuant to this requirement, net income as reported is $1,635,790 and would have been $1,295,415. Primary and fully diluted earnings per share are $.04 per share and $.04 per share, and would have been $0.03 per share and $.03 per share.

Year ended December 31, 1995 compared with the Year Ended December 31, 1994:

         On a consolidated basis, the Company generated revenues of $1,565,039 and $529,913 for the years ended December 31, 1995 and 1994, respectively. These revenues (and related costs) primarily represent the activity of Kiosk, inasmuch as the Company was inactive until the reverse acquisition on September 12, 1995. PCT was established on October 24, 1995, and had no operations in 1995.

         The increase in revenues of $1,035,126, or 195.3%, was primarily the result of an expansion in the Company's customer base. The Company believes that the growth in its customer base is attributable to the growing acceptance of telephone debit cards in the United States and the Company's expanding distribution network. The gross profit margin of $177,580, was 11.3% of net sales for 1995, compared to a gross margin loss of $223,443, or 42.2% of net sales, for 1994. The gross margin reflects the deferral of revenues until services are expected to be rendered and front-loading of all expenses except time, as described previously. The improvement in 1995 over 1994 occurred primarily because significant one-time development expenses associated with the Telephone Debit Card product was charged to cost of sales in 1994. The vast proportion of the sales activity (98.6% in 1995 and 95.7% in 1994) relates to Telephone Debit Card sales.

         Operating expenses were $1,203,588 (net of minority interest of $37) and $1,027,147 for 1995 and 1994, respectively, representing an increase of $176,441, or 17.2%. This increase is due to higher administrative expenses of $443,878, or 104.1%, associated with the establishment of a staff ($254,135), travel expenses ($99,189) and facility and communications ($47,215), offset by reduced sales and marketing expenses of $316,237, or 55.2%. Sales and marketing expenses were reduced, at the direction of management, to conserve cash and establish the administrative support. In connection with the Company's recapitalization in September 1995, the Company received additional working capital which it used to increase its level of business activity. As a result, general and administrative expenses increased substantially in the fourth quarter of 1995.

         Operating expenses include depreciation of $30,475 and $11,967 for 1995 and 1994, respectively and provisions for bad debts of $42,650, and $15,028 for 1995 and 1994, respectively.

         For the reasons itemized above, the Company incurred net operating losses of $1,071,041 for 1995, compared to $1,250,580 for the year ended December 31, 1994, representing an improvement of $179,539, or 14.4%.

Liquidity and Capital Resources

         The Company has an accumulated deficit of $510,482 as of December 31, 1996. During the year, it had a net decrease in cash of $23,003.

         Operating activities used $1,218,381 and were primarily composed of a net profit of $1,635,790, which included the sale of cellular licenses of $3,650,000 and a gain on the exchange of securities amounting to $4,784,000. They also included a provision for deferred income taxes on the exchange of those securities amounting to $1,808,000 and a provision for contingent expenses amounting to $1,749,563 (See Item 3: "Legal Proceedings"). Amortization and depreciation contributed a positive cash flow of $142,500 and $39,258, respectively. Decreases in current assets, primarily net accounts receivable, prepaid advertising expense and prepaid debit card inventory provided $488,816, while increases in current liabilities, primarily deferred revenues, customer deposits and accrued expenses, provided $1,452,701.

         Investing activities required the use of $437,886. The Company paid its debt to The Phone Store, Inc., using $371,920, to fully fund its commitment for rights to the prepaid cellular telephone technology over the next four years. Capital expenditures of $65,966 were primarily used for the purchase of office furniture and computer equipment.

         Financing activities provided $1,633,264, primarily through the sale of stock and incurrence of short term bank debt. The Company received $125,000 for the sale of its stock and $325,000 in payment of stock subscriptions. The Company paid down its debt to The Phone Store, Inc. in the amount of $75,000, and also, through a short term credit facility with Banco Popular FSB, obtained a bank loan for $750,000. In addition, funds were advanced by stockholders amounting to $75,152, of which $50,000 was repaid.

         The Company anticipates operating cash flow will increase from the resale of wholesale International Long Distance Services, pending the financing of upgraded international switching equipment, and from the upgraded point-of-sale and rechargeable Telephone Debit Card sales, once the upgrades are in place. In support of these businesses, additional monthly fixed costs of $25,000 - $75,000 will be required to increase capacity, but they are expected to be more than off-set by increased gross margins. With respect to the Company's plans to implement the prepaid cellular telephone business, the Company will require additional capital to bring this product to market. The Company intends to raise this capital through a combination of prepaid sales, acceptance of cash or letters of credit as deposits toward equipment purchases and coventures and/or the possible public or private sale of the Company's equity and/or debt securities. The Company has agreements with two investment banking firms to raise up to $10,000,000 on a best efforts basis. With these funds, the Company expects to develop the Prepaid Cellular Telephone and its Point-of-Sale Debit Card process, and expand its International Long Distance Services switching capacity. There are no other contracts currently in place to raise capital.

         The Company has no significant commitments for real estate purchases.

See Item 2:

"Properties" for a description of the Company's office lease.

The Company plans to spend between $800,000 and $900,000 in capital expenditures over the next twelve months. These expenditures will be made in support of the growth of all lines of business, in the form of long distance switching equipment, computer equipment, software, furniture and office equipment.

         In 1995, the Company entered into commitments to obtain blocks of telephone time at favorable rates (amounting to $420,000) over the succeeding year. In 1996, the Company exchanged that telephone air time for $2,000,000 in advertising for use over the subsequent two years. In March 1997, the Company exchanged it rights to this prepaid advertising and 300,000 shares of Ultimistics common stock to an individual in exchange for 5,000,000 shares of PCT.

         In January 1996, the Company entered into an agreement to obtain $3,000,000 of prepaid advertising in exchange for 1,150,000 shares of its stock. This prepaid advertising was available for use for any of the Company's marketing efforts, including the prepaid cellular business. The Company used a portion of this advertising in 1996. In 1997, the Company exchanged all of the remaining book value of this asset ($2,038,155) with International Executive Services, Inc., a non-affiliated entity, to reacquire 750,000 shares of the Company's outstanding common stock for its treasury.

         The Company expected to receive the proceeds from the sale of 1,250,000 shares of Common Stock of the Company through subscriptions to two non-affiliated investors. The Company received $650,000 at $1.00 per share of those subscriptions, with the remaining $600,000 subscriptions unpaid at December 31, 1996. In February, 1997, the Company entered into an agreement with the subscriber to rescind the remainder of the subscription, returning 600,000 shares to the Company's treasury.

         At December 31, 1996, the Company directly owned 4,500,000 shares of common stock of Ultimistics, and an additional 200,000 shares through its subsidiary, PCT. Ultimistics owns commercial/residential real estate in France. On March 25, 1997, the bid price was $0.03 and the asked price was $0.12 for Ultimistics stock.

         In accordance with FAS 115, the Company has discounted those shares by 70% when it valued the various transactions by which it received Ultimistics stock in 1996. As of December 31, 1996, the shares were valued at the net book value of Ultimistics Inc., as of June 30, 1996, the latest statements available, amounting to $1.05 per share. A substantial portion of the Ultimistics shares have been exchanged with others to re-acquire the Company's own common stock, the common stock of PCT, and restricted shares of common stock in Fairbanks, Inc. Accordingly, the Company has not reduced the values of the original acquisitions of Ultimistics Inc. restricted stock which include:

(a) Exchange of 1,000,000 shares of Foxwedge, Inc., for 500,000 shares of Ultimistics. As of December 31, 1995, the Company owned 1,000,000 shares of Foxwedge, Inc., which it acquired on September 12, 1995 in exchange for 3,000,000 shares of the Company's Common Stock. The Company valued those shares nominally, at $6,000, the par value of the Company's shares issued, due to concerns by the Company about
         the Foxwedge operations and viability.   As of December 23, 1995, the
         Company entered into an agreement to exchange the 1,000,000 shares of Foxwedge, Inc., for 500,000 shares of Ultimistics, which exchange occurred on January 12, 1996.

(b) Exchange of 1,250,000 shares of the Company's Common Stock for 500,000 shares of Ultimistics. The Company's Board of Directors authorized this transaction on January 25, 1996.

(c) Sale of a license to market and distribute the prepaid cellular telephone technology in various countries in South America to Yakimoto, in exchange for 1,000,000 shares of Ultimistics. The Company's Board of Directors authorized this transaction on January 25, 1996. In 1997, the license was revoked due to the non-performance of the licensee.

(d) Transfer of a license to market and distribute the prepaid cellular telephone technology in Asia, Africa, Australia and various countries in Europe, from Firenze, to Yakimoto, in exchange for 500,000 shares of Ultimistics. The Company's Board of Directors authorized this transaction on January 25, 1996. In 1997, this license was also revoked due to non-performance.

(e) Exchange of 5,000,000 shares of Firenze, with an officer of Firenze, for 2,000,000 shares of Ultimistics. In 1995 the Company acquired the 5,000,000 shares of Firenze, for 5,000,000 shares of the Company's Common Stock and granted a license to Firenze to market the prepaid
         cellular phone technology in Europe, Asia, Africa and Australia.   The
         Company valued the Firenze shares nominally at $10,000, the par value of the Company's shares issued. On March 22, 1996, the Company exchanged 5,000,000 shares of Firenze, for 2,000,000 shares of Ultimistics, after the Company became concerned about Firenze's ability to perform under its agreement.

         The Company's 4,500,000 shares of Ultimistics common stock and the 200,000 shares acquired by PCT in 1996, bear the restrictive legend under Rule 144 of the Securities Act of 1933, as amended. As of December 31, 1996 this holding represented approximately 16.5% of the outstanding shares. Accordingly, these shares were discounted by 70%. On a consolidated basis, Ultimistics transactions were nil for the years preceding 1995. The Company believed that the Ultimistics shares received in the transactions described above represented the best options for the Company at the time of the transactions. Since the Company made its investment in Ultimistics, the bid price of Ultimistics has dropped as low as $.06 from a dollar weighted average acquisition price of $7.17.

         The Company believes that by obtaining its own shares and additional shares in PCT in exchange for shares of Ultimistics as set forth above, the Company received significant value.


Item 8:  Financial Statements and Supplementary Data.

         The Company's financial statements are included in a separate Section of this Report following Item 14.


Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         On November 1, 1995, the Company dismissed the accounting firm of Jones, Jensen, Orton & Company (the "Former Accountant") as the Company's principal accountants.

         The Former Accountant's report on the financial statements for the fiscal years ended December 31, 1993 and 1994 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

         The decision to change accountants was approved by the Board of Directors.

         During the Company's last two fiscal years and the subsequent interim period preceding the Former Accountant's dismissal, there were no disputes with the Former Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

         Durland & Company, CPAs, P.A., was engaged as the Company's principal accountant to audit the Company's financial statements for the fiscal year ended December 31, 1995, and was approved by the Board of Directors to perform the 1996 audit.

                                    PART III

Item 10: Directors and Executive Officers

         Set forth below are the names of all directors and executive officers of the Company along with certain information relating to the business experience of each of the listed officers.


            Name                                                        Age  Position

Diego Leiva .........................................................   46   President, Chief Executive Officer and Chairman

Karl R. Petersson ...................................................   51   Vice President and Chief Financial Officer

Raymond M. Brennan ..................................................   59   Vice President, Secretary and Director

Karen M. Quinn ......................................................   49   Vice President of Operations and Corporate
                                                                             Communications

Robert R. Sams ......................................................   58   Director

Ricardo Maranon .....................................................   52   Director

Greg Manning ........................................................   50   Former Director

         Directors are elected to serve until the next annual meeting of stockholders or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors subject to any contracts of employment. On March 10, 1997, Greg Manning resigned from the Board of Directors for personal reasons.

         Diego Leiva has been Chief Executive Officer, President and Chairman of the Company since September 1995. Mr. Leiva founded Pick in August, 1992, and has been its President, Chief Executive Officer and Chairman since its inception. From 1989 to July 1992, he was Director of Sales for Apertus Technologies, Inc., a computer telecommunications sales firm. Prior thereto, he was Vice president of Marketing and Sales for Market Makers, Inc., Chief Operating Officer of Silo, Inc., and President of Astroglow Lamps Company.

         Karl R. Petersson has been Vice President and Chief Financial Officer of the Company since September 1995. Since September 1994, Mr. Petersson has served as Vice President and Chief Financial Officer of Pick. From June 1994 to August 1995, Mr. Petersson was employed by United Jewish Appeal - Federation of Jewish Philanthropies of New York, a charitable organization, as its Director of Internal Audit. From November 1991 to May 1994, Mr. Petersson served as Vice President of Finance and Administration of the Telecommunications Cooperative Network of New York, Inc. From August 1981 to October 1991, Mr. Petersson served as Vice President of Finance and Controller of Radio City Music Hall Productions, Inc., where he administered both the Accounting and Finance Departments.

         Raymond M. Brennan has been Vice President, Secretary and a Director of the Company since September 1995. Since May 1994, Mr. Brennan has served as Vice President, Secretary, and General Counsel of Pick. From April 1990 to April 1994, Mr. Brennan served as Executive Vice President and General Counsel of EOL, Inc., a full service event production and marketing company. From January 1982 to March 1990, Mr. Brennan served as Vice President of Business Affairs for Radio City Music Hall Productions, Inc., where he administered both the Purchasing and Legal Departments.

         Karen M. Quinn has been Vice President of Operations and Corporate Communications of the Company since September 1995. Since December 1992, Ms. Quinn has been employed at Pick, and was appointed Vice President of Operations in May 1994. Prior to joining the Company, Ms. Quinn served in various administrative and managerial positions at New York Medical College for twenty-two years and as Business Manager for George M. Glassman, M.D., P.C. from September 1989 to April 1995.

         Robert R. Sams has been a Director of the Company since September 1995. Mr. Sams formed Saicol Limited in 1983, where he engages in merchant banking, corporate finance, acquisitions and financial advisory services.

         Ricardo Maranon has been a Director of the Company since September 1995. He has served as President of the Florida-based advertising agency, Maranon & Associates Advertising, since founding that company in 1986.
Mr. Maranon is also President of All Florida Advertising, Inc.

         Greg Manning had been a Director of the Company from September 1995,
until he resigned as of March 10, 1997.    He is Chairman of Greg Manning
Auctions, Inc. ("Auctions").

         Pursuant to Section 16 of the Exchange Act, the Company's Directors and executive officers and beneficial owners of more than 10% of the Company's common stock, par value $0.001 ("Common Stock") or warrants are required to file certain reports, within specified time periods, indicating their holdings of and transactions in the Common Stock and derivative securities. Based solely on a review of such reports provided to the Company and written representation from such persons regarding the necessity to file such reports, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company's fiscal year ended December 31, 1996.

Item 11:  Executive Compensation

         The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company by the Company's Chief Executive Officer. No other executive officer of the Company received total compensation in excess of $100,000 during the last three years.

                                   Annual Compensation            Long Term Compensation
                                                                                         Payouts   Awards


  (a)                 (b)              (c)           (d)         (e)          (f)        (g)       (h)           (i)

                                                                                                   Long-
                                                                                                   term
Name                                                           Other        Restrict-              incen-
and                                                            Compen-      Stock        Options   Plan          Other
Principal                                                      sation       Award(s)     SARs      Payouts       Com-
Position              Year           Salary ($)    Bonus ($)    ($)           ($)          (#)      ($)          pensation
---------             ----           ----------    ---------    ---        ---------    -----    ----------     -----------



Diego Leiva,          1996           $ 150,000)    $  0         $0          $ 0           $ 0          $ 0      $ 0
Chief Executive       1995           $  93,750 (1) $  0          0            0             0            0        0
Officer and           1994           $  76,523 (1) $  0          0            0             0            0        0
Chairman of the
Board of Directors

-----------------------------

(1) Mr. Leiva was entitled to compensation of $150,000. The Company has paid the balances owed from 1995 and 1994 in 1996.

Option Grants in Last Fiscal Year

             The table below includes the number of stock options granted to the executive officers with compensation in excess of $100,000 named in the Summary Compensation Table during the year ended December 31, 1996 and exercise information.

                                     Individual Grants
                             Number of            Percent of
                             Securities           Total Options
                             Underlying           Granted to
                             Options              Employees in          Exercise                Expiration
Name                         Granted(#)           Fiscal Year           Price($/sh)                Date

Diego Leiva                  103,896                  5.2%              $0.9625                 Sept. 29, 1999
Diego Leiva                  396,104                 19.8%              $0.8750                 Sept. 29, 1999



Aggregated Option Exercises in Last Fiscal Year and FY End Option Values

         The table below includes information regarding the value realized on option exercises and the market value of unexercised options held by the executive officers named in the Summary Compensation Table during the year ended December 31, 1996.

                                                                                       Value of
                                                                 Number of           Unexercised
                                                                Unexercised          In-The-Money
                           Shares                                 Options               Options
                          Acquired                              at FY-End(#)          at FY-End($)
                          on Exer-         Value               Exercisable/           Exercisable/
         Name             cise (#)        Realized($)          Unexercisable          Unexercisable


None exercised.

Diego Leiva                  0               0                  500,000/0                0 (1)

 As of December 31, 1996, the market value of the shares was $0.21 cents compared to the option exercise prices of $0.875 and $0.9625 per share. Therefore, no "in-the-money" options existed at December 31, 1996.

Compensation of Directors

             No compensation is paid by the Company to any of its Directors, who are not employees of the Company. However, each Director is entitled to receive reimbursement for travel expenses for attendance at meetings of the Board.

Compensation Committee Interlocks and Insider Participation

             No member of the Compensation Committee was an officer or employee of the Company or of any of its subsidiaries during the prior year or was formerly an officer of the Company or of any of its subsidiaries. None of the Executive Officers of the Company has served on the Compensation Committee during the last fiscal year of any other entity, any of whose officers served on the Compensation Committee of the Company.

Item 12:  Security Ownership of Certain Beneficial Owners and Management

             The following table sets forth, as of the date of this Report, the number of shares of the Company's outstanding Common Stock, $.001 par value, beneficially owned (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) by each director of the Company, by each named executive officer of the Company, by each beneficial owner of more than 5% of the Company's Common Stock and by all of the Company's officers and directors as a group.



Name and Address                                         Amount and Nature of                    Percentage
of Beneficial Owner                                    Beneficial Ownership (1)                 of Class (2)
-------------------                                    ------------------------                 ------------

Diego Leiva                                                   12,466,500                           34.3%
155 Route 46 West, 3rd Floor
Wayne, NJ 07470

Robert Sams                                                      665,000                            1.8%
Woodmans Farm
Perrymans Lane
Burwash
East Sussex, TN19 7ND
England

Ricardo Maranon                                                  826,000  (5)                       2.3%
1400 Stillwater Drive
Miami Beach, FL 33141


Raymond M. Brennan                                              1,011,500 (6)                       2.8%
155 Route 46 West, 3rd Floor
Wayne, NJ 07470

Karen M. Quinn                                                    871,250                           2.4%
155 Route 46 West, 3rd Floor
Wayne, NJ 07470

Karl R. Petersson                                                 870,000 (7)                       2.4%
155 Route 46 West, 3rd Floor
Wayne, NJ 07470

Greg Manning                                                    4,612,289 (8)                      12.7%
775 Passaic Avenue
West Caldwell, NJ 07006

All Officers and directors as a group(6 persons)               16,710,250 (9)                      43.0%

(1)          Unless otherwise noted, all shares are beneficially owned and the sole voting and investment power is held by the person indicated.

(2) Based on 35,867,016 shares outstanding as of the date of this filing, each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person and which are convertible or exercisable within sixty (60) days of the date hereof (pursuant to Rule 13d-3 under the Securities Exchange Act of 1934) have been converted or exercised.

(3) Includes 4,290,000 shares beneficially owned by Mr. Leiva's wife, 792,000 shares beneficially owned by a trust for Mr. Leiva's son for which Mr. Leiva serves as trustee and 792,000 shares beneficially owned by a trust for Mr. Leiva's daughter for which Mr. Leiva serves as trustee.

(4) Includes options to purchase 500,000 shares of the Company's Common Stock at a price of $0.875, except that for Mr. Leiva, 103,896 of the 500,000 shares granted to him have an option price of $0.9625.

(5) Includes 37,250 shares of the Company's Common Stock beneficially owned by Mr. Maranon's daughter.

(6)          Includes 250,000 shares beneficially owned by Mr. Brennan's wife.

(7) Includes 40,000 shares of the Company's Common Stock beneficially owned by Mr. Petersson's wife and 10,000 shares of Common Stock owned by each of Mr. Petersson's three children, or an aggregate of 30,000 shares of Common Stock.

(8) These shares are held by Greg Manning Auctions, Inc., a company controlled by Greg Manning, a former director of the Company.

(9) Includes an aggregate of 3,500,000 options held by the Company's directors, a former director and officers to purchase a like number of shares of the Company's Common Stock at a price of $0.875 per share, except that for Mr.Leiva, 103,896 of the 500,000 shares granted to him have an option price of $0.9625.



Item 13.  Certain Relationships and Related Transactions


        On January 31, 1996, the Company issued 150,000 shares to All Florida Advertising, Inc., a company for which Richard Maranon, a Director of the Company, serves as an officer, at a price of $.235 per share as part of the 1,150,000 shares issued for the acquisition of $3.0 million of prepaid advertising services.

        On January 25, 1996, the Company's Board of Directors approved the reservation of 5,000,000 shares of the Company's Common Stock for the granting of the stock options to the Company's directors, officers and employees, as an incentive. The Company granted 500,000 shares each to Messrs. Leiva, Maranon, Manning, Sams, Brennan, and Petersson, and Ms. Quinn, accounting for 3,500,000 of the authorized 5,000,000 shares set aside for this purpose. Each grantee has the right to purchase shares at $0.875 each, except that for Mr. Leiva, 103,896 of the 500,000 shares granted to him have an option price of $0.9625.(10% over the market value on September 29, 1996), and may exercise these grants within the three-year period ending September 29, 1999.

        In December, 1996, the Company issued 400,000 shares of common stock to Diego Leiva, President and CEO of the Company, in exchange for $100,000 of salary accrued but not paid.


Item 14:  Exhibits, Financial Statement Schedules and
              Reports on Form 8-K.


Index to Financial Statements and Exhibits                                                      Page

Independent Auditors' Report..............................................................       F-1

Balance Sheets as of December 31, 1994, 1995 and 1996.....................................       F-2

Statement of Operations for the years ended December 31, 1994,
       1995 and 1996......................................................................       F-3

Statement of Stockholders' Equity for the years ended December 31,
       1994, 1995 and 1996................................................................       F-4

Statement of Cash Flows for the years ended December 31, 1994, 1995
       and 1996...........................................................................       F-5

Notes to the Financial Statements.........................................................       F-6



Exhibits

      3.1      Amended Articles of Incorporation


       11 Statement of Computation of Earnings Per Share and Common Stock Equivalents.


       21      Subsidiaries of the Registrant. PICKNET INC.,  P.C.T. PREPAID
               TELEPHONE, INC.,   PUBLIC INFO/COMM KIOSK, INC.

       27      Financial Data Schedule

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



                                                     PICK COMMUNICATIONS CORP.


                                                     By:
                                                           /s/Diego Leiva
                                                               President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates stated:

Signature                                   Title                                       Date

/s/Diego Leiva
------------------
Diego Leiva                            President, CEO (Principal                April _15__, 1997
                                    Executive Officer and Chairman)
/s/Karl K. Petersson
------------------
Karl K. Petersson                   Vice President and                          April _15__, 1997
                                    Chief Financial Officer
                                    (Principal Financial Officer)
/s/Raymond M. Brennan
------------------
Raymond M. Brennan                  Vice President, Secretary                   April _15__, 1997
                                    and Director

/s/Karen M. Quinn
------------------
Karen M. Quinn                      Vice President, Operations                  April __15__, 1997

/s/Robert R. Sams
------------------
Robert R. Sams                      Director                                    April __15__, 1997
/s/Ricardo Maranon
------------------
Ricardo Maranon                     Director                                    April _15___, 1997

