Form 10-Q
period 1997-03-31
PICK COMMUNICATIONS CORP
filed 1997-05-20
CIK 1006282

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549



[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the period ended March 31, 1997
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from              to

Commission file number 0-27604

                            PICK Communications Corp.
           (Exact name of the registrant as specified in its charter)

         NEVADA                                          75-2107261
   (State or other jurisdictiction of      (I.R.S. employer identification no.)
    Incorporation or Organization)

155 Route 46, West, Third Floor
   Wayne Interchange Plaza II
         Wayne, NJ                                                07470
  (Address of principal executive offices)                      (Zip code)

Registrant's telephone number, including area code:  (201) 812-7425

Indicate by check mark whether the registrant (1) has filed reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                  Class                        Outstanding at May 15, 1997
         Common Stock, $.001 Par Value                 35,867,016

             (See Index to Sections of this Document on Page 2)

                            PICK Communications Corp.


                                Table of Contents

                                                                      Page No.
PART I            Financial Information

Item 1:  Financial Statements                                            3
         Consolidated Balance Sheets                                     4
         Consolidated Statements of Operations                           5
         Consolidated Statements of Stockholders' Equity                 6
         Consolidated Statements of Cash Flows                           7
         Notes to the Consolidated Financial Statements                  8

Item 2: Management's Discussion and Analysis of Financial
        Condition and Results of Operations                             15

PART II           Other Information:

Item 1   Legal Proceedings                                              17
Item 2   Changes in Securities                                          18
Item 3   Defaults Upon Senior Securities                                18
Item 4   Submission of Matters to a Vote of Security Holders            18
Item 5   Other Information                                              19
Item 6   Exhibits and Reports on Form 8-K                               19


SIGNATURES                                                              20

                            PICK Communications Corp.

PART I   Financial Information

Item 1 - Financial Statements:

Financial Information

Financial consolidated financial statements for the three months ended March 31, 1997 and March 31, 1996 are derived from the consolidation of the PICK Communications Corp, (the "Company" or "PCC") Public Info/Comm Kiosk, Inc., ("PICK"), P.C.T. Prepaid Telephone, Inc. ("PCT") and PICKNET, Inc. (PICKNET). They are included in the following pages labeled F-1 through F-12.



                                             PICK Communications Corp.
                                            Consolidated Balance Sheets
                                       December 31, 1996 and March 31, 1997



                          ASSETS ...............................................          1996           1997
                                                                                   -----------    -----------
CURRENT ASSETS .................................................................                  (Unaudited)
    Cash .......................................................................   $    87,712        116,781
    Accounts receivable, net (note 1g) .........................................       778,180      1,442,037
    Prepaid telephone card inventory (note 1d) .................................        23,914         13,868
    Prepaid advertising ........................................................     2,458,155              0
    Prepaid expenses and other current assets ..................................        82,252         74,377
                                                                                   -----------    -----------
       Total Current Assets ....................................................     3,430,213      1,647,063
                                                                                   -----------    -----------

PROPERTY AND EQUIPMENT
    Furniture and equipment, net (note 1e) .....................................        90,571         87,924
                                                                                   -----------    -----------
       Total Property and Equipment ............................................        90,571         87,924
                                                                                   -----------    -----------

OTHER ASSETS
    Pre-paid cellular patent and rights, net ...................................       583,705        534,425
    Purchased goodwill (note 1i) ...............................................             0      2,893,302
    Investment in marketable equity securities, net (note 6) ...................     4,812,660      1,992,797
                                                                                   -----------    -----------
       Total Other Assets ......................................................     5,396,365      5,420,524
                                                                                   -----------    -----------
Total Assets ...................................................................   $ 8,917,149      7,155,511
                                                                                   ===========    ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable (note 5) ..................................................   $ 1,072,052      2,196,090
    Direct cost telephone time accrual (note 5) ................................       316,215        623,380
    Accrued expenses and other current payables (note 1h) ......................       702,059        461,348
    Customer deposits ..........................................................       300,000        432,017
    Reserve for contingent liabilities .........................................     1,749,563      1,749,563
    Advances from stockholders (note 4) ........................................        25,152              0
    Deferred revenue ...........................................................     1,667,388      1,448,407
    Line of credit (note 4) ....................................................       750,000        750,000
                                                                                   -----------    -----------
       Total Current Liabilities ...............................................     6,582,429      7,660,805
                                                                                   -----------    -----------

LONG-TERM LIABILITIES
    Deferred income tax liability (note 1j) ....................................             0              0
                                                                                   -----------    -----------
       Total Long-Term Liabilities .............................................             0              0
                                                                                   -----------    -----------
Total Liabilities ..............................................................     6,582,429      7,660,805
                                                                                   -----------    -----------
Minority interest in consolidated subsidiary ...................................     1,465,141        114,099
                                                                                   -----------    -----------

STOCKHOLDERS' EQUITY
    Common stock, $.002 par; Authorized 75,000,000 shares; 43,697,516 issued and
       43,217,516 outstanding at December 31, 1996 and $.001 par; 43,097,516
       issued and 35,832,016 outstanding at March 31, 1997 (note 2) ............        87,395         43,098
    Additional paid in capital in excess of par (note 2) .......................     6,399,720      5,844,017
    Stock subscription receivable (note 2) .....................................      (600,000)             0
    Treasury stock (note 2) ....................................................      (602,089)    (4,802,534)
    Marketable equity securities valuation reserve (note 6) ....................    (3,904,965)    (2,142,203)
    Retained earnings (deficit) ................................................      (510,482)       438,229
                                                                                   -----------    -----------
Total Stockholders' Equity .....................................................       869,579       (619,393)
                                                                                   -----------    -----------
Total Liabilities and Stockholders' Equity .....................................   $ 8,917,149      7,155,511
                                                                                   ===========    ===========

               The accompanying notes are an integral part of the
                             financial statements.
                                        4



                                             PICK Communications Corp.
                                       Consolidated Statements of Operations
                                             3 months ended March 31,
                                                    (UNAUDITED)
                                                                                           1996            1997
                                                                                   ------------    ------------
         Revenue
Sales - debit cards to related parties (note 5) ................................   $     49,781           7,506
Sales - debit cards to others ..................................................        461,048         280,207
Sales - long distance services .................................................          1,837       2,150,519
                                                                                   ------------    ------------
    Total sales ................................................................        512,666       2,438,232

Cost of sales - related parties (note 5) .......................................         68,690          18,405
Other cost of sales ............................................................        529,972       2,398,504
                                                                                   ------------    ------------
   Total cost of sales .........................................................        598,662       2,416,909
                                                                                   ------------    ------------

   Gross profit(loss) ..........................................................        (85,996)         21,323

Sales - prepaid cellular licenses ..............................................      3,600,000               0

         Operating Expenses
Sales and marketing - related party (note 5) ...................................              0               0
Sales and marketing - other ....................................................         56,383           1,554
                                                                                   ------------    ------------
   Total sales and marketing ...................................................         56,383           1,554
General and administrative .....................................................        502,126         381,527
Depreciation ...................................................................          8,026           6,298
Amortization ...................................................................         35,625          35,575
Bad debt .......................................................................          5,193          26,292
                                                                                   ------------    ------------
   Total operating expenses ....................................................        607,353         451,246
                                                                                   ------------    ------------

Income(loss) from operations ...................................................      2,906,651        (429,923)
Interest expense ...............................................................         10,330          13,944
                                                                                   ------------    ------------

Income(loss) before taxes, minority interest in subsidiary loss and gain on sale
     of marketable equity securities ...........................................      2,896,321        (443,867)
Gain(loss) on sale of marketable equity securities (notes 6) ...................      4,784,000        (748,625)
                                                                                   ------------    ------------

Income(loss) before taxes and minority interest in subsidiary loss .............      7,680,321      (1,192,492)

Minority interest in subsidiary loss ...........................................          6,654         333,203
Provision for income taxes(benefit) - deferred (note 1j) .......................      1,808,000      (1,808,000)
Provision for income taxes(benefit) - current (note 1j) ........................        346,000               0
                                                                                   ------------    ------------

Net income(loss) ...............................................................   $  5,532,975         948,711
                                                                                   ============    ============

Primary net income(loss) per share .............................................   $       0.13            0.02
                                                                                   ============    ============

Weighted average number of shares outstanding ..................................     42,755,713      39,884,372
                                                                                   ============    ============

Fully diluted net income(loss) per share .......................................   $       0.12            0.02
                                                                                   ============    ============

Weighted average number of shares outstanding ..................................     45,294,165      43,384,372
                                                                                   ============    ============

               The accompanying notes are an integral part of the
                             financial statements.
                                        5



                                             PICK Communications Corp.
                                  Consolidated Statement of Stockholders' Equity


                                          Additional        Stock        Mkt Sec                     Retained          Total
                           Common           Paid in      Subscrip      Valuation       Treasury      Earnings/    Stockholders'
                            Stock           Capital    Receivable        Reserve          Stock      (Deficit)         Equity
BALANCE, January
    1, 1997       A)    $     87,395      6,399,720      (600,000)    (3,904,965)      (602,089)      (510,482)       869,579

Capital transactions:
                  B) ..      (43,697)        43,697              0             0              0              0              0
                  C) ..         (600)      (599,400)       600,000             0              0              0              0
                  D) ..            0              0              0             0     (2,038,155)             0     (2,038,155)
                  E) ..            0              0              0             0           (313)             0           (313)
                  F) ..            0              0              0       856,969     (2,149,999)             0     (1,293,030)
                  G) ..            0              0              0       849,181              0              0        849,181
                  H) ..            0              0              0             0        (11,978)             0        (11,978)
                  I) ..            0              0              0        56,612              0              0         56,612

Marketable equity
  securities valuation
  reserve - net .......            0              0              0             0              0              0              0

Net income(loss) ......            0              0              0             0              0        948,711        948,711
                         -----------    -----------   -----------    -----------    -----------    -----------    -----------
BALANCE, March
   31, 1997
(Unaudited) ...........  $    43,098      5,844,017              0    (2,142,203)    (4,802,534)       438,229       (619,393)
                         ===========    ===========   ===========    ===========    ===========    ===========    ===========


A) 43,697,516 shares of common stock issued and 43,217,516 outstanding.

B) January 1997; reduction in par value from $.002 to $.001 per share.

C) February 1997; (600,000) shares of common stock; cancellation of shares subscribed. 43,097,516 shares of common stock issued and 42,617,516 outstanding.

D) February 1997; (750,000) shares of common stock; $2,550,000 face amount, $2,038,155 book value of prepaid advertising exchanged for 750,000 shares. 43,097,516 shares of common stock issued and 41,867,516 outstanding.

E) February 1997; (5,000,000) shares of common stock; shares of Firenze, Ltd. exchanged for 5,000,000 shares.
43,097,516 shares of common stock issued and 36,867,516 outstanding.

F) February 1997; (1,000,000) shares of common stock; shares of Ultimisics, Inc. exchanged for 1,000,000 shares.
43,097,516 shares of common stock issued and 35,867,516 outstanding.

G) February 1997; exchange 1,500,000 shares of Ultimistics, Inc. for 4,000,000 shares of PCT Prepaid Telephone, Inc., a consolidated subsidiary.

H) February 1997; (35,500) shares of common stock; $11,978 in cash exchanged for 35,500 shares. 43,097,516 shares of common stock issued and 35,832,016 outstanding.

I) March 1997:  exchange 300,000 shares of Ultimistics, Inc. and $420,000 book value of prepaid advertising for
5,000,000 shares of PCT Prepaid Telephone, Inc., a consolidated subsidiary.

               The accompanying notes are an integral part of the
                             financial statements.
                                        6



                                             PICK Communications Corp.
                                       Consolidated Statements of Cash Flows
                                             3 months ended March 31,
                                                    (UNAUDITED)
                                                                                                1996                1997
                                                                                        ------------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)                                                                    $         5,532,975              948,711
Adjustments to reconcile net loss to net cash used for operating activities:
  Non-cash revenues - prepaid cellular license revenue                                       (3,600,000)                   0
  Non-cash gain on sale of marketable equity securities                                      (4,784,000)                   0
  Non-cash loss on consolidated subsidiary sale of marketable equity securities                       0              748,625
  Minority interest in consolidated subsidiary (loss) income                                     (6,654)            (333,203)
  Compensation expense accrued for treasury stock purchase                                       29,500                    0
  Depreciation                                                                                    8,026                6,298
  Amortization                                                                                   35,625               35,575
  Bad debt expense                                                                                5,193               26,292
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable                                                   (184,571)            (679,548)
  (Increase) decrease in prepaid telephone card inventory                                       (15,774)              10,046
  (Increase) decrease in prepaid and other assets                                               (38,417)               7,875
  Increase (decrease) in accounts payable (note 5)                                              434,084            1,124,038
  Increase (decrease) in direct cost telephone time accrual (note 5)                           (430,522)             307,165
  Increase (decrease) in deferred revenue                                                        72,245             (218,981)
  Increase (decrease) in prepaid telephone time liability                                      (105,000)                   0
  Increase (decrease) in current income taxes payable                                           346,000                    0
  Increase (decrease) in customer deposits                                                            0              132,017
  Increase (decrease) in deferred income taxes payable                                        1,808,000           (1,808,000)
  Increase (decrease) in accrued expenses (note 1h)                                             378,519             (240,711)
                                                                                          -------------         -------------
Net cash (used) provided by operating activities                                               (514,771)              66,199
                                                                                         --------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Common stock repurchased for cash                                                                     0              (11,978)
Purchase of fixed assets                                                                         (3,105)                   0
                                                                                       ----------------         -------------
Net cash (used) provided by investing activities                                                 (3,105)              (11,978)
                                                                                       ----------------        --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash                                                                    125,000                     0
Common stock issued for cash by subsidiary                                                      135,000                     0
Payments received on stock subscriptions receivable                                             150,000                     0
Payments on stockholder advances                                                                      0               (25,152)
Payments on third-party debt                                                                    (25,000)                    0
Funds advanced by stockholder                                                                    50,000                     0
                                                                                       ----------------         -------------
Net cash provided (used) by financing activities                                                435,000               (25,152)
                                                                                        ---------------       ---------------
Net increase (decrease) in cash                                                                 (82,876)               29,069
                                                                                       ----------------       --------------
CASH, beginning of period                                                                       110,715                87,712
                                                                                        ---------------        --------------
CASH, end of period                                                               $              27,839               116,781
                                                                                       ================         =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash                                                             $                   0                 6,095
                                                                                      =================        ==============
 Noncash financing activities:
     Stock issued for investment in marketable equity securities                  $           2,075,000                     0
                                                                                         ==============       ===============
     Stock issued to acquire prepaid advertising                                  $           2,700,000                     0
                                                                                         ==============     =================
     Stock issued for subscription receivable                                     $             125,000                     0

                                                                                         ===============     =================

              The accompanying notes are an integral part of the
                             financial statements.
                                        7

                            PICK Communications Corp.
                   Notes to Consolidated Financial Statements
                                   (UNAUDITED)

(1) Summary of Significant Accounting Principles
    Organization PICK Communications Corp., (the "Company") was incorporated in the State of Utah on April 30, 1984, as S.T.V., Inc., changing its name to Adolphus Companies, Inc., in February 1986, and then to Prime International Products, Inc., in May 1988 and to PICK Communications Corp. in December 1995. In December 1987, the Company acquired American Italian Food Processing Co., Inc. in a stock for stock exchange. All operations ceased in 1990. On September 12, 1995, the Company acquired Public Info/Comm Kiosk, Inc. (PICK) in a stock for stock exchange and conducts business from its headquarters in Wayne, NJ.

         PICK was incorporated in the state of New Jersey on August 6, 1992. It was inactive until January 1993, when the founder began funding the operations. PICK operated in 1993, as an agent for the sale of long distance services. In 1994 the founder investigated the prepaid telephone card industry and discovered a potential niche market. In August 1994, PICK began selling its own brand of prepaid calling card. PICK's target market is primarily Hispanics located in New York, New Jersey, South Florida, California and Texas.

         The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition and revenues and expenses for the years then ended. The financial statements for the three months ended March 31, 1996 and 1997 include all adjustments which in the opinion of management are necessary for fair presentation. The following summarize the more significant accounting and reporting policies and practices of the Company:

    a) Basis of presentation The financial statements reflect the financial position and results of operations of PICK, Inc., prior to the acquisition by the Company, and on a consolidated basis subsequent to the acquisition. The acquisition has been accounted for as a recapitalization of PICK, Inc.

   b) Basis of consolidation The consolidated financial statements include the accounts of the Company and its subsidiaries. Minority interest represents minority shareholders' proportionate share of the equity and earnings/loss of PCT Prepaid Telephone, Inc. Intercompany transactions have been eliminated.

    c) Revenue recognition For debit cards sales, the Company recognizes revenues at the time it provides the telephone services associated with its cards. It defers revenue until then, based on customer patterns of usage, and recognizes the cost of the carrier telephone traffic based on minutes used, which are also recognized in revenue. All other direct costs, (non-traffic costs representing design royalties, printing, fulfillment, sales commissions, etc.), are recognized as upfront costs when the initial sales are made to distributors. The Company anticipates that substantially all of the telephone time associated with the debit cards will be used by its customers. The Company does not have a written returns policy, but consider sales returns on a case by case basis.

         For bulk long distance time sales, the Company recognizes revenue and the related expenses at the time the service is provided as reported by the switch.

    d) Prepaid telephone card inventory Card inventory is composed of costs to provide unactivated cards to the fullfillment company, which include printing and freight, and is valued at the lower of cost or market. Inventory is relieved, and charged to cost of sales, when activated cards are shipped from the fullfillment company to the wholesale purchaser.

      e) Fixed assets Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 3, 5 and 7 years. Depreciation expense was $8,026 and $6,298 for the three months ended March 31, 1996 and 1997, respectively.

                            PICK Communications Corp.
                   Notes to Consolidated Financial Statements

(1) Summary of significant accounting principles, continued
    f) Concentration of credit risk Three customers accounted for approximately 65%, 11.5% and 2.8% of net sales and approximately 69.1%, 0% and 7.5% of accounts receivable at March 31, 1996. Four customers accounted for approximately 22.8%, 21.7%, 19.5% and 5.3% of net sales and approximately 29.1%, 24.2%, 5.4% and 0% of accounts receivable at March 31, 1997. The Company performs periodic credit evaluations of its customers, but generally does not require collateral.

      g) Accounts receivable The Company provides credit for open accounts in the normal course of business. As of the date of these statements, the Company has established a reserve for doubtful accounts at a rate of approximately 11.7% of outstanding accounts receivable or 7.8% of sales. The reserve amounts at March 31, 1996 and 1997 were $37,871 and $190,454. Bad debt expense was $5,193 and $26,292 for the three months ended March 31, 1996 and 1997 respectively.

    h) Accrued compensation Accrued compensation of $145,448 at March 31, 1996 is composed of compensation accrued, but not yet paid to the President of the Company. Accrued compensation of $56,349 at March 31, 1997 is composed of compensation accrued, but not yet paid to various officers.

       i)Valuation of intangibles Intangible assets are valued at cost and amortized over their estimated remaining useful lives. The Company is amortizing the prepaid cellular asset over the initial 60 month term of the contract. Amortization expense was $35,625 and $35,575 for the three months ended March 31, 1996 and 1997. The Company has not begun to amortize the purchased goodwill related to the various acquisitions of PCT Prepaid Telephone, Inc. common stock. The Company expects to amortize the goodwill over seven years beginning in the second quarter of 1997.

    j) Income taxes Deferred income taxes are provided on elements of income that are recognized for income tax purposes in periods different than such items are recognized for financial accounting purposes. Statement of Financial Accounting number 109 (SFAS 109) requires companies to take into account changes in tax rates when valuing the deferred income tax amounts carried on their Balance Sheets (the "Liability Method"). The Company adopted SFAS 109 effective with the conversion from Sub-S status, August 1, 1994. The Company had a deferred tax liability of $1,808,000 and $0 and a current tax liability of $346,000 and $0 at March 31, 1996 and 1997. In the first quarter of 1997, the Company determined that it has no income tax liability, therefore it reversed the $1,808,000 previously provided for as deferred income tax liability. Any income tax benefits related to the differences between methods of depreciation is de minimus.

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

         PICK had authorized 1,000,000 shares of no par common stock. In January 1993, PICK issued 100,000 shares in exchange for $1,000. At the end of 1993, the President of PICK contributed his compensation to PICK, by way of waiving the compensation accrued. During 1994, the President had loaned $161,000 to PICK, which he exchanged for 623,000 shares of common stock. In August 1994, PICK issued 20,000 shares to a then unrelated third-party in exchange for a telephone switch and the tariffs required to operate the switch, valued at $100,000. From January through July 1995, PICK issued shares to various parties for services provided,
                                        9

                            PICK Communications Corp.
                   Notes to Consolidated Financial Statements

(2) Stockholders' equity, continued valued at $0.01 per share, for a total value of $2,420. These shares were valued at this level because at the time of issuance, there was no assurance that PICK would be able to stay in business and it had negative book value. In June 1995, PICK sold 25,000 shares to an independent consultant for $250 in cash.

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

         In January 1996, the Company entered into an agreement to sell 250,000 shares of its common stock to an unrelated third party for $250,000 in cash. Also in January 1996, the Company entered into an agreement with International Executive Services, (IES), a barter exchange company, to exchange 1,000,000 shares to IES and 150,000 shares to Richard Maranon, a director of the Company, of the Company's common stock for $3,000,000 of prepaid advertising. The Company has recorded these shares at $2,700,000, or $2.35 per share. The advertising to be provided is to be composed of print, television, radio and outdoor media. In January 1996, the Company exchanged 1,250,000 shares of its common stock for 500,000 shares of Ultimistics Inc. common stock with an unrelated third party individual who desired to diversify his/her portfolio. The Company recorded this transaction at $1,275,000, which was a 70% discount from the then current market value of $4,250,000 for the Ultimistics stock.

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

         In June 1996, the Company settled a dispute with a former officer. This former officer had the right to exchange 20,000 shares of PICK, Inc. into 330,000 shares of the Company and owned a warrant for 5,000 shares of PICK, Inc. with an exercise price of $5 per share, which the board of directors had amended to a warrant for 82,500 shares of the Company with an exercise price of $0.30 per share. The Company repurchased 230,000 of the 330,000 shares and the warrant for $29,500 in cash. This settlement finalized the September 1995 recapitalization of the Company.

         In July 1996, the Company issued 50,000 shares to Snow Becker Krauss, P.C., the Company's legal counsel in lieu of cash payment for prior services rendered. In July 1996, the Company reacquired 250,000 shares from IES, previously issued in January 1996. In December 1996, the Company issued 400,000 shares to the President of the Company in exchange for $100,000 of salary accrued but not yet paid. In December 1996, the Company issued 55,000 shares to several non-officer employees of the Company in recognition of the outstanding work performed by these individuals on behalf of the Company.

         In February 1997, the Company agreed to cancel the remaining 600,000 shares of the Company's common stock held in trust for the minority stockholder and the balance remaining of the subscription receivable.

                            PICK Communications Corp.
                   Notes to Consolidated Financial Statements

(2) Stockholders'  equity,  continued
         The Company and the stockholder were unable to renegotiate the stock subscription.

         In February 1997, the Company exchanged $2,550,000 face amount of the prepaid advertising with IES for the remaining 750,000 shares of its common stock issued into escrow for IES. In February 1997, the Company exchanged to Firenze Ltd. 5 million shares of Firenze common stock for 5 million shares of the Company's common stock and 6.25 million shares of PCT common stock. In February 1997, the Company exchanged with New Century Media Inc. 1 million shares of Ultimistics Inc. common stock for 1 million shares of the Company's common stock and 1 million shares of PCT common stock. In March 1997, the Company exchanged with Yakimoto Investment Ltd. 1.5 million shares of Ultimistics Inc. common stock for 4 million shares of PCT common stock. In March 1997, the Company exchanged with an unaffiliated third party 300,000 shares of Ultimistics Inc. common stock and the balance of the Company's prepaid advertising for 5 million shares of PCT common stock. In March 1997, the Company repurchased 35,500 shares of its common stock in open market purchases at an average price of $0.337 per share, or a total of $11,978. The cumulative total of the Treasury stock acquisitions by the Company is $4.2 million.

         At the January 1997, annual stockholders meeting four amendments to the Company's Articles of Incorporation were approved. 1) The total number of authorized shares of common stock was increased from 50 million to 75 million. 2) The common stock par value per share was decreased from $0.002 to $0.001 per share. 3) The prohibition on cumulative voting of the common stock was eliminated. 4) The Company is now authorized to issue up to 10 million shares of no par "blank check" preferred stock.

(3) Commitments The Company entered into a 63 month operating lease for the Company's facilities beginning in July 1996. Future minimum lease payments under this operating lease in effect at March 31, 1997 are $8,620 per month, or $103,441 per year. Rent expense for the three months ended March 31, 1996 and 1997 was $3,855 and $25,860, respectively.

(4) Notes payable Short-term debt had been made up entirely of advances to PICK by the principal stockholder, which were not collateralized. These advances carried no interest nor a stated maturity. The advances totalled $25,152 and $0 in 1996 and 1997. PICK repaid $25,152 in 1997.

         In 1995, the Company acquired co-ownership of the prepaid cellular patent and exclusive commercialization rights for stock and a $500,000 note payable to The Next Edge, Inc., which was assigned by TNE to The Phone Store, Inc. (TPSI). This note is to be paid at a rate of $25,000 per quarter for five years. The Company made the January 1, 1996, payment in December 1995. This note was not collateralized nor did it carry interest. In July 1996, the Company acquired US Treasury Notes with a maturity amount of $425,000 with scheduled maturity dates that coincide with the scheduled payment due dates on the then remaining balance of the note payable to TPSI. The Company placed these UST Notes in an irrevocable trust that has as its trustee a Miami law firm. The trust is to collect the maturity amounts of the UST Notes and remit the correct amount to TPSI on such scheduled payment dates. The UST Notes were acquired for $371,920 in cash. As the Company retains no legal interest in the trust, this transaction has been accounted for as an in-substance defeasance, whereby the Company recognized a gain of $53,080 and removed the asset and liability from its books and records.

         In November 1996, the Company received a $750,000 line of credit from Banco Popular, which the Company had drawn down completely. This line of credit is payable on demand and carries an interest rate of prime rate plus 2%. This line of credit is collateralized with 1 million shares of Ultimistics, Inc. common stock that the Company owns and accounts receivable. These Ultimistics shares are part of the exchange into Fairbanks shares discussed in note 6.

(5) Related party transactions The Company purchased no advertising services in 1996 and 1997, from an entity controlled by an individual who is a stockholder and a member of the Board of Directors. This individual also
                                       11

                            PICK Communications Corp.
                   Notes to Consolidated Financial Statements

(5) Related party transactions, continued received 150,000 shares of the Company's common stock for his and his staff's efforts to develop and oversee the implementation of the advertising/marketing programs to be instituted by the Company to use the prepaid advertising. The Company purchased $18,405 in services from three minor stockholders in the first quarter of 1997 and owed $8,892 to them at March 31, 1997

(6) Investment in marketable equity securities The Company exchanged 1,000,000 shares of common stock of Foxwedge, Inc. it held for 500,000 shares of Ultimistics Inc. common stock with a stockholder of Ultimistics in January 1996. The Company recorded a $1,194,000 gain as a result of this transaction. The market value of the Ultimistics stock received was $4,000,000 at the date of the transaction, which the Company discounted by 70% to $1,200,000, based on the size of the Company's holdings of Ultimistics and the restrictions on resale. In January 1996, the Company entered into two transactions with Yakimoto Ltd. whereby the Company sold the prepaid cellular marketing rights for South America to Yakimoto for 1,000,000 shares of Ultimistics stock, and the rights to Asia, Australia, Africa and most of Europe to Yakimoto for 500,000 shares of Ultimistics. The current market value of the Ultimistics stock at the time of the transactions was $12,000,000 total, which the Company discounted by 70% to $3,600,000, based on the size of the Company's holdings of Ultimistics and the restrictions on resale. The Company recorded licensing revenue for these transactions.

         In March 1996, the Company exchanged 5,000,000 shares of common stock of Firenze, Ltd. it held for 2,000,000 shares of Ultimistics Inc. common stock with a stockholder of Ultimistics. The Company recorded a $3,590,000 gain as a result of this transaction. The market value of the Ultimistics stock received was $12,000,000 at the date of the transaction, which the Company discounted by 70% to $3,600,000, based on the size of the Company's holdings of Ultimistics and the restrictions on resale. In January 1996, P.C.T. Prepaid Telephone, Inc.
         (PCT), a consolidated subsidiary of the Company, entered into an agreement with unrelated individuals to issue 10,000,000 shares of PCT common stock to the individuals and 10,000,000 shares to the Company in exchange for 200,000 shares of Ultimistics common stock, valued at $480,000.

         In March 1997, the Company exchanged with Fairbanks, Inc. 1.9 million shares of Ultimistics common stock for 380,000 shares of Fairbanks common stock. Fairbanks has acquired over 75% of the issued and outstanding common stock of Ultimistics Inc., and has entered into a letter of intent to acquire an existing operating US based company. The Company believes that by completing this exchange it will eventually realize the value in the underlying Ultimistics common stock, which as a minority shareholder might not have been possible.

         As a result of the transactions discussed herein and in Note 2 on page F-9, the Company's investment in marketable equity securities consists of 500,000 shares of Internet Channel, Inc. valued at $50,000 and 380,000 shares of Jet Vacations, Inc., (f/k/a/ Fairbanks, Inc.), at March 31, 1997.

         Although Statement of Financial  Accounting  Standards number 115 (SFAS
         115) does not apply to the investments held by the Company, as they are all restricted by Rule 144 of the Securities Act of 1933, as amended, the Company has decided to incorporate the disclosure requirements of SFAS 115. At March 31, 1997, the Company holds 380,000 shares of Jet Vacations with a current market value of $4,560,000. The Company recorded these shares at the original book value of the Ultimistics shares given up, $4,085,000 less the valuation reserve of $2,142,203 for this investment, for a net value of $1,942,797. The Company is watching the market value of Jet Vacations closely to determine future changes in valuation.

(7) Statement of Financial Accounting Standards not yet evaluated In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," and 129, "Disclosure of Information about Capital Structure." The Company will have to implement SFAS 128 and 129 by the fiscal year ending December 31, 1997. The provisions of SFAS 128 change the presentation and computation of earnings per share. The Company has not yet had sufficient time to evaluate the impact, if any, of the provisions of SFAS 128 and 129.
                                       12

                            PICK Communications Corp.
                   Notes to Consolidated Financial Statements

(8) Revocation of prepaid cellular marketing rights In February 1997, the Company revoked all the prepaid cellular marketing licenses previously granted to Firenze Ltd. and Yakimoto Investments Ltd.

(9) Stock option plan In February 1996, the Company adopted the "1996 Stock Option Plan." This plan allows the Company to grant options to acquire up to 5 million shares of the Company's common stock by employees, directors, independent contractors and consultants of the Company. The options so granted can be Qualified Incentive Stock Options (ISOs), Non-Qualified Stock Options (NQSOs), Stock Appreciation Rights (SARs) or combinations of the three types of options. In September 1996, the Company granted the following options to directors and officers of the
         Company:

              Name & Relationship        Incentive options / exercise price    Non-Qualifing Options / exercise price
         ----------------------------    ----------------------------------    --------------------------------------
         D. Leiva, CEO, Chairman                   103,896 / $0.963                          396,104 / $0.875
         R. Brennan, VP & Director                 114,285 / $0.875                          385,715 / $0.875
         K. Quinn, VP                              114,285 / $0.875                          385,715 / $0.875
         K. Petersson, VP                          114,285 / $0.875                          385,715 / $0.875
         R. Sams, Director                           0     /      0                          500,000 / $0.875
         R. Maranon, Director                        0     /      0                          500,000 / $0.875
         G. Manning, Director                        0     /      0                          500,000 / $0.875

         No options had been exercised at March 31, 1997. SFAS No. 123 requires that companies that continue to account for stock options under APB No. 25 disclose pro forma net income and earnings per share as if Statement 123 had been applied. Net income as reported is $948,711 and would have been $608,597. Primary and fully diluted earnings per share are $0.02 per share and $0.02 per share and would have been $0.02 per share and $0.01 per share.

         The fair value of the option grant was estimated using the Black-Scholes option pricing model with the following model assumptions for 1997: risk free rate of 6.26%; no dividend yield for all years; expected life of three years and volatility of 68.16%.

(10) Best efforts underwriting In January 1997, the Company signed a best efforts underwriting agreement with Interbank Capital of New York City to raise up to $10 million for the Company, either in equity or debt. This contract calls for compensation of: 1) for the first $2 million raised: 200,000 shares of the Company's common stock, $200,000 in cash, and rights/warrants for 10% of the stock issued, at an exercise price equal to that of the offering; 2) for the second $8 million: a cash fee equal to 10% of the amount raised and a non-accountable fee of 3% of the amount raised and warrants equal to 10% of the stock issued to effect the investment.

         Also in January 1997, the Company signed a best efforts underwriting agreement with Unity Funding America Corp. Of Englishtown, NJ to raise an amount in excess of $15 million for the Company, either in equity or debt. This contract calls for compensation of: 5% of the first $5 million; 4% of the second $5 million; 3% of the third $5 million and 2% of any amount raised in excess of $15 million.

(11) Working capital deficiency The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the previously filed consolidated financial statements, the Company incurred net operating losses for the years ended December 31, 1994, 1995 and 1996. For the three months ended March 31, 1997, the Company recorded $948,711 net income. This profit was generated principally as a result of non-cash reversal of previously provided for deferred income tax expense and loss on sale of marketable equity securities by a consolidated subsidiary. The Company has a working capital deficit of $6,013,742 at March 31, 1997.

                            PICK Communications Corp.
                   Notes to Consolidated Financial Statements

(13) Working capital deficiency, continued During the three months ended March 31, 1996, the Company generated positive cash flow from operations, which was reduced by investing activities and financing activities by $37,130, which resulted in and reflects an increase of cash of $29,069. The Company's plans also include controlling its cash expenses, such that this inflow of capital may continue to cover a cash shortfall over the next twelve months.

         The Company believes that it is in its best interest to hold the Jet Vacations stock for the forseeable future, in the hope for capital appreciation over the value recorded at March 31, 1997, and increased liquidity over time.

         The Company spent the first quarter of 1997 utilizing some of its previous investments in prepaid advertising and marketable equity securities to acquire approximately 17.1% of its issued and outstanding shares, as well as an additional 30% of the issued and outstanding shares of PCT Prepaid Telephone, Inc. The Company believes that these transactions will make its offering, (see note 10), more acceptable to potential investors.

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations:

Results of Operations:

The Company generates revenues from the sale of telecommunications services. This includes international long distance service to carriers and resellers, and revenues derived from the sale of prepaid telephone debit cards to distributors for resale to retail outlets.

The Company's primary costs of sales are the cost of telephone services, for both the resale of international long distance services and for Debit Cards. In addition, the cost of sales includes the production of the Debit Cards, their printing, fulfillment and distribution, and fixed costs associated with international long distance service switching and communications.

For the resale of international long distance, the Company recognizes revenues as the traffic is used by its customers. For Debit Card sales, the Company recognizes revenues at the time it provides the telephone services associated with its cards. It defers revenues until then, based on customer patterns of usage, and recognizes the cost of the carrier telephone traffic based on the minutes used in the same periods that recognizes revenues. Other direct costs (non-traffic costs representing design royalties, printing, fulfillment, shipping, sales commissions, etc.) are recognized as up-front costs as the initial sales are made to distributors. The Company anticipates that substantially all of the telephone time associated with the Debit Cards will be used by its customers. The Company did not sell any prepaid cellular telephone licences during the quarter. Upon making these license sales, the Company's policy is to recognize substantially all of the consideration received for those licenses at the time it is received.

Three Months Ended March 31, 1997 Compared with March 31, 1996:

Total revenues, excluding licenses, amounted to $2,438,232 for the three months ended March 31, 1997 compared to $512,666 for the three months ended March 31, 1996. This represents an increase of $1,925,566 or 376%. For the three months ended March 31, 1997, the Company generated international long distance revenue was $2,150,519. There were no such revenues in the first quarter of 1996; the international long distance business began in May of 1996. Debit Card revenues were $287,713 for the three months ended March 31, 1997, compared to $510,829 for the three months ended March 31, 1996. This represents a decrease of $223,116 or 44%. This decrease reflects switch capacity limitations which have resulted in product returns and reductions in repeat sales of debit cards. There were no prepaid cellular license revenues during the three months ended March 31, 1997 compared to $3,600,000 in license revenues for the three months ended March 31, 1996. The cellular license revenues for 1996 were non-cash transactions which resulted in the acquisition of restricted shares of marketable securities.

The direct costs of international long distance and debit card services amounted to $2,416,909 for the three months ending March 31, 1997 compared to $598,662 for the three months ending March
                                       15

31, 1996, an increase of $1,818,247 or 304%. As a result, the gross margin was $21,323 (1% of revenues) for the three months ended March 31, 1997, compared to a negative gross margin of $85,996 (17% of revenues), an improvement of $107,319 or 125%.

The Company continues to build the infrastructure necessary to support growth in both the resale of international long distance traffic and debit cards services.

 Selling and marketing expenses were $1,554 for the three months ended March 31, 1997, compared to $56,383 for the three months ended March 31, 1996, reflecting a decrease of $54,829 or 97%. This decrease is primarily attributable to a planned cut back in the marketing campaign in the first quarter, while the Company is building its infrastructure.

General and administrative expenses were $381,527 for the three months ended March 31, 1997, compared to $502,126 for the three months ended March 31, 1996, reflecting a decrease of $120,599 or 24%. This decrease is primarily attributable to reductions in employee compensation of $114,862, which was 55% lower, and lower expenses of $5,737 across all other administrative expense categories.

Amortization of $35,575 for the three months ended March 31, 1997 was attributable to the pre-paid cellular telephone technology license which is being expensed over five years compared to a similar amount amortized for the three month period ended March 31, 1996. Depreciation of $6,298 for the three months ended March 31, 1997 and $8,026 for the three months ended March 31, 1996 is based upon lives of 3, 5, 7 or 10 years, depending on the asset classification. The decrease in depreciation is due to the $100,000 reduction to the asset base that was written off in 1996.

The   provision   for  bad  debts  was   $26,292   for  the  three   months
ended   March  31,   1997,   compared to $5,193   for  the  three   months
ended   March  31,   1996.   This   increase   of   $21,099   is  in  place  to
provide for slow paying retail customers. Collection problems are attributable to the service capacity and operating limitations experienced by the Company's switch, which have adversely impacted its customers. The Company believes it has provided for the substantial portion of its potential collection problems with this increased provision for bad debts.

A provision for federal income taxes made in 1996 was reversed after the Company had received advice that the net result of the marketable securities acquisition transactions giving rise to the 1996 provision and the tax losses generated by exchanging those securities for the Company's common stock (as treasury stock) and for an additional 33% ownership in PCT will result in no cumulative tax liability. See Note 1j to the financial statements in Item 1, above.

For the reasons listed above, the Company realized a net profit of $948,711 (or $0.02 per share on a primary basis and $0.02 per share on a fully diluted basis) for the three months ended March 31, 1997, compared to a net profit of $5,532,975 (or $0.13 per share on a primary basis and $0.12 per share on a fully diluted basis) for the three months ended March 31, 1996.

Liquidity and Capital Resources:


The Company had working capital deficit of $6,013,742 as of March 31, 1997 compared to a working capital deficit of $3,152,216 as of December 31, 1996. The working capital ratio was .22:1 at March 31, 1997 compared to .52:1 at December 31, 1996. The Company has generated retained earnings of $438,229, since inception. During the three months ended March 31, 1997, the Company generated a positive cash flow of $29,069, increasing from $87,712 to $116,781.

Operating activities for the three months ended March 31, 1997 generated $66,199 in positive cash flow, primarily composed of net income ($948,711), an increase in accounts payable ($1,124,038) and the non-cash loss on the sale of
marketable  equity  securities  by a subsidiary   ($748,625),   off-set  by  a
decrease in deferred income taxes ($1,808,000), an increase in accounts receivable ($679,548) and the minority interest in the loss of a consolidated subsidiary ($333,203). All other categories of cash flows generated a positive cash flow of $65,576.

Investing activities for the three months ended March 31, 1997 required $11,978, representing the repurchase by the Company of its own stock in the open market.

Financing   activities   for  the   three   months   ended   March  31,   1997
required   $25,152,   representing the repayment of cash advances made to the
Company by a stockholder.

The Company has entered into a credit relationship with Banco Popular for a $750,000 direct line of credit, all of which was drawn down as of March 31, 1997. The Company has entered into contracts with two investment bankers to raise up to $10,000,000 on a best efforts basis. No other arrangements are in place with respect to any additional financing. The Company anticipates, based on its current plans and assumptions relating to its operations, that its cash balances, together with projected cash flows from operations and anticipated financing, will be sufficient to satisfy the Company's contemplated cash requirements for the next 12 months. In the event that the Company's plans change, its assumptions change or prove to be inaccurate, or cash flows otherwise prove to be insufficient to fund operations, the Company may be required to search for additional financing or curtail its proposed growth.

Part II  - Other Information

Item 1 - Legal proceedings:

         During   the   quarter   ended   March   31,   1997,    there   were
no   material    changes   in   the Company's legal proceedings commenced
against American Telephone & Telegraph Company.



Item 2 - Changes in securities:

On January 21, 1997, at an Annual Meeting of Stockholders, the Company was authorized to issue up to 10,000,000 shares of blank check preferred stock. To date, no such shares have been issued.

In addition, the Company amended the Articles of Incorporation to increase the number of authorized shares of common stock to 75,000,000, to change the par value of common stock to $.001 from $.002, and eliminate the prohibition on cumulative voting of the common stock.


Item 3 - Defaults upon senior securities:
    None to report


Item 4 - Submission of matters to a vote of security holders:

(A) On January 21, 1997, an Annual Meeting of Stockholders was held at the offices of PICK Communications Corp., 155 Route 46 West, Wayne, NJ.

(B) The meeting placed in nomination, the names of the existing slate of Directors of the Company for re-election until the next annual meeting of stockholders and until their successors have been duly elected and qualified:

                  Diego Leiva, Chairman
                  Raymond M. Brennan, Secretary
                  Robert R. Sams, Director
                  Ricardo Maranon, Director
                  Greg Manning, Director

            (Mr. Manning resigned from the Board of Directors
             on March 10, 1997.)

All directors received affirmative votes and were re-elected.

(C) Description of Items Voted Upon:

Proposals Brought to a Vote               For         Against          Withheld

Election of All Directors               33,072,728    373,750            470,000

Ratification of 1996 Stock Option Plan  28,590,620    129,247          1,997,084

Amendment of the Articles of Incorporation to Increase the Number of authorized shares of common stock to 75,000,000, to change the par value of common stock to $.001 from $.002, and to eliminate the prohibition on
cumulative voting of the common stock.  28,006,729     655,638         1,997,084


Authorize up to 10,000,000 shares of
blank check preferred stock.            31,592,426     373,750         1,860,834


Amend the By-Laws to reduce the
minimum number of Directors required
to serve on committees of the Board
of Directors from three to two.         31,615,194     373,750         1,860,834


Ratify the selection of Durland & Company
CPA's, P.A. as auditors of the Company
for 1996                                33,006,028     373,750           470,000


Item 5 - Other information:

         None to report

Item 6 - Exhibits and reports on Form 8-K:

         None to report.

Signatures:

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                            PICK Communications Corp.

Date: May 20, 1997       By:    /s/  Diego Leiva
                               ------------------
                                     Diego Leiva
                       President and Chief Executive Officer



Date: May 20, 1997       By:    /s/  Karl R. Petersson
                               ------------------------
                                     Karl R. Petersson
                          Vice President and Chief Financial Officer
                              (Principal Accounting Officer)