Form 10-Q
period 1997-06-30
PICK COMMUNICATIONS CORP
filed 1997-08-19
CIK 1006282

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED JUNE 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

         For the transition period from           to

Commission file number 0-27604

                            PICK Communications Corp.
           (Exact name of the registrant as specified in its charter)

         NEVADA                                       75-2107261
(State or other jurisdiction of                    (I.R.S. employer
Incorporation or Organization)                    identification no.)

155 Route 46, West, Third Floor
Wayne Interchange Plaza II
Wayne,  NJ                                               07470
(Address of principal executive offices)               (Zip code)

Registrant's Telephone number, including area code:  (973) 812-7425

Indicate by check mark whether the registrant (1) has filed reports to be filed by Section 13 or 15(d) of the securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes    X   No
                    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at August 18, 1997
   Common Stock, $.001 Par Value                          35,983,346

(See Index to Sections of this Document on Page 2)

                            PICK Communications Corp.


                                Index to Form 10Q


Part I   Financial Statements

Item 1:  Financial Statements .................................................................       3

         Consolidated Balance Sheets
                   as of  December 30, 1996 and June 30, 1997..................................       4

         Consolidated Statements of Operations - Three months and six months
                  Ended June 30, 1996 and June 30, 1997........................................       5

         Consolidated Statements of Stockholders' Equity - six months
                  as of June 30, 1996 and June 30, 1997 .......................................       6

         Statements of Cash Flows - Three months and six months
                  Ended June 30, 1996 and June 30, 1997 .......................................       7

         Notes to the Financial Statements.....................................................       8
                                                                                                     thru
                                                                                                     14

Item 2: Management's Discussion and Analysis of Financial Condition and
         Results of Operations ................................................................      15
                                                                                                     thru
                                                                                                     18

Part II  Other Information:

         Items 1&2  Other Information..........................................................      19

         Signatures ...........................................................................      20

Part I - Financial Information


Item 1 - Financial Statements:
Financial Information

         Financial statements for the three and six months ended June 30, 1997 and June 30, 1996 are derived from the consolidation of PICK Communications Corp., (the "Company") Public Info/CommKiosk, Inc. ("PICK"), PICKNET Inc. ("PICKNET"), and P.C.T. Prepaid Telephone, Inc. ("PCT").

                            PICK Communications Corp.
                           Consolidated Balance Sheets
                       December 31, 1996 and June 30, 1997

                          ASSETS                                                              1996                   1997
                                                                                              ----                   ----
CURRENT ASSETS                                                                                                    (Unaudited)
    Cash                                                                                  $    87,712                 98,979
    Accounts receivable, net (note 1g)                                                        778,180              1,214,018
    Prepaid telephone card inventory (note 1d)                                                 23,914                 18,403
    Prepaid advertising                                                                     2,458,155                      0
    Prepaid expenses and other current assets                                                  82,252                 61,626
       Total Current Assets                                                                 3,430,213              1,393,026
                                                                                          -----------            -----------

PROPERTY AND EQUIPMENT
    Furniture and equipment, net (note 1e)                                                     90,571                 84,368
                                                                                          -----------            -----------
       Total Property and Equipment                                                            90,571                 84,368
                                                                                          -----------            -----------
OTHER ASSETS
    Security deposits                                                                               0                 28,694
    Pre-paid cellular patent and rights, net (note 8)                                         583,705                498,836
    Purchased goodwill                                                                              0              2,893,300
    Investment in marketable equity securities, net (note 6)                                4,812,660              1,992,797
                                                                                          -----------            -----------

       Total Other Assets                                                                   5,396,365              5,413,627
                                                                                          -----------            -----------
Total Assets                                                                              $ 8,917,149              6,891,021
                                                                                          ===========            ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable (note 5)                                                             $ 1,072,052              3,026,929
    Direct cost telephone time accrual (note 5)                                               316,215                322,972
    Pre-paid telephone time liability                                                               0                149,685
    Accrued expenses and other current payables                                               658,361                453,593
    Customer deposits                                                                         300,000                      0
    Advances from stockholders (note 4)                                                        25,152                      0
    Accrued compensation                                                                       43,698                      0
    Reserve for contingent liability                                                        1,749,563              1,749,563
    Deferred revenue                                                                        1,667,388              1,440,983
    Current income taxes payable (note 1i)                                                          0                      0
    Line of credit (note 4)                                                                   750,000                750,000
                                                                                          -----------            -----------
       Total Current Liabilities                                                            6,582,429              7,893,725
                                                                                          -----------            -----------

 Minority interest in consolidated subsidiary                                               1,465,141                110,921
                                                                                          -----------            -----------

STOCKHOLDERS' EQUITY
    Common stock, no par; Authorized 75,000,000 shares; issued and outstanding
       43,217,516 at December 31, 1996 and 35,983,346 at June 30, 1997 (note 2)                87,395                 43,098
    Additional paid in capital in excess of par (note 2)                                    6,399,720              5,844,017
    Stock subscription receivable (note 2)                                                   (600,000)                     0
    Treasury stock (notes 2)                                                                 (602,089)            (4,802,534)
    Marketable equity securities valuation reserve (note 6)                                (3,904,965)            (2,142,203)
    Retained earnings (deficit)                                                              (510,482)               (56,003)
                                                                                          -----------            -----------
Total Stockholders' Equity                                                                    869,579             (1,113,625)
                                                                                          -----------            -----------
Total Liabilities and Stockholders' Equity                                                $ 8,917,149              6,891,021
                                                                                          ===========              =========

    The accompanying notes are an integral part of the financial statements.

                            PICK Communications Corp.
                      Consolidated Statements of Operations
                                   (UNAUDITED)

                                                               3 months ended June 30,                6  months ended June 30,
                                                              1996                1997                1996                1997
                                                              ----                ----                ----                ----
         Revenue
Sales - debit cards to others                             $    436,117             264,962             485,898             545,169
Sales - debit cards to related parties                        228,0470                   0             689,095               7,506
Sales - long distance services                                 553,387           2,591,695             555,224           4,742,214
                                                          ------------        ------------        ------------        ------------

    Total sales                                              1,217,551           2,856,657           1,730,217           5,294,889

Cost of sales - related parties (note 5)                        36,517               3,967             105,207              22,372
Other cost of sales                                          1,377,871           2,722,477           1,907,843           5,120,981
                                                          ------------        ------------        ------------        ------------

   Total cost of sales                                       1,414,388           2,726,444           2,013,050           5,143,353
                                                          ------------        ------------        ------------        ------------

   Gross profit (loss)                                        (196,837)            130,213            (282,833)            151,536

Sales - prepaid cellular licenses                               50,000                   0           3,650,000                   0

         Operating Expenses
Sales and marketing - related party                             42,336                   0              42,336                   0
Sales and marketing - other                                     89,155              35,041             145,538              36,595
                                                          ------------        ------------        ------------        ------------
   Total sales and marketing                                   131,491              35,041             187,874              36,595
General and administrative                                     395,403             494,938             897,529             876,465
Depreciation                                                     8,556               6,418              16,582              12,716
Amortization                                                    35,625              35,589              71,250              71,164
Bad debt                                                        81,485              39,385              86,678              65,677
                                                          ------------        ------------        ------------        ------------
   Total operating expenses                                    652,560             611,371           1,259,913           1,062,617
                                                          ------------        ------------        ------------        ------------


Income (loss) from operations                                 (799,397)           (481,158)          2,107,254            (911,081)
Interest expense                                                  (340)             16,252               9,990              30,196
                                                          ------------        ------------        ------------        ------------

Income (loss) before taxes, minority interest in
  subsidiary loss and gain on sale of marketable
  equity securities                                           (799,057)           (497,410)          2,097,264            (941,277)
Gain (loss) on sale of mkt equity security (note 6)                  0                   0           4,784,000            (748,625)
                                                          ------------        ------------        ------------        ------------

Income (loss) before taxes and minority interest
   in subsidiary loss                                         (799,057)           (497,410)          6,881,264          (1,689,902)
Minority interest in subsidiary loss                            12,491               3,178               9,145             336,381
Provision for def income tax (benefit)(note 1i)                      0                   0           1,808,000           1,808,000
Provision for curr income tax (benefit) (note 1i)             (346,000)                  0                   0                   0
                                                          ------------        ------------        ------------        ------------

Net income (loss)                                         $   (440,656)           (494,232)          5,092,409             454,479
                                                          ============        ============        ============        ============

Primary net income (loss) per share                       $      (0.01)              (0.01)                .12                0.01
                                                          ============        ============        ============        ============

Weighted average number of shares outstanding               42,755,713          35,983,346          42,755,713          35,983,346
                                                          ============        ============        ============        ============


Fully diluted net income (loss) per share                 $       --                 (0.01)                .11                0.01
                                                          ============        ============        ============        ============

Weighted average number of shares outstanding               45,755,713          40,983,346          45,294,165          40,983,346
                                                          ============        ============        ============        ============


    The accompanying notes are an integral part of the financial statements.

                            Pick Communications Corp.
                 Consolidated Statement of Stockholders' Equity
                                   (UNAUDITED)

                                         Additional       Stock          Mkt Sec                      Retained        Total
                             Common       Paid in        Subscrip       Valuation      Treasury       Earnings/     Stockholders'
                             Stock        Capital       Receivable       Reserve         Stock        (Deficit)       Equity
BALANCE, January
    1, 1997       A)      $   87,395      6,399,720       (600,000)    (3,904,965)      (602,089)      (510,482)       869,579

Capital transactions:
                  B)         (43,697)        43,697              0              0              0              0              0
                  C)            (600)      (599,400)       600,000              0              0              0              0
                  D)               0              0              0              0     (2,038,155)             0     (2,038,155)
                  E)               0              0              0              0           (313)             0           (313)
                  F)               0              0              0        856,969     (2,149,999)             0     (1,293,030)
                  G)         849,181        849,181
                  H)         (11,978)       (11,978)
                  I)          56,612         56,612
Marketable equity
  securities valuation
  reserve - net                    0              0              0              0              0              0              0

Net income (loss)                  0              0              0              0              0        454,479        454,479
                          ----------     ----------     ----------     ----------     ----------     ----------     ----------

BALANCE, June
   30, 1997               $   43,098      5,844,017              0     (2,142,203)    (4,802,534)       (56,003)    (1,113,625)
                          ==========     ==========     ==========     ==========     ==========     ==========     ==========

A)    43,697,516 shares of common stock issued and 43,217,516 outstanding.
B)    January 1997; reduction in par value from $.002 to $.001 per share.
C) February 1997; (600,000) shares of common stock; cancellation of shares subscribed. 43,097,516 shares if common stock issued and 42,617,516 outstanding.
D) February 1997; (750,000) shares of common stock; $2,550,000 face amount, $2,038,155 book value of prepaid advertising exchanged for 750,000 shares. 43,097,516 shares of common stock issued and 41,867,516 outstanding.
E) February 1997; (5,000,000) shares of common stock; shares of Firenze Ltd. exchanged for 1,000,000 shares. 43,097,516 shares of common stock issued and 36,867,516 outstanding.
F) February 1997; (1,000,000) shares of common stock; shares of Ultimistics, Inc. exchanged for 1,000,000 shares. 43,097,516 shares of common stock issued and 35,867,516 outstanding.
G) February 1997; exchanged 1,500,000 shares of Ultimistics, Inc. for 4,000,000 shares of PCT Prepaid Telephone, Inc., a consolidated subsidiary.
H) February 1997; (35,500) shares of common stock; $11,978 in cash exchanged for 35,500 shares. 43,097,516 shares of common stock issued and 35,832,016 outstanding.
I) March 1997; exchange 300,000 shares of Ultimistics, Inc. and $420,000 book value of prepaid advertising for 5,000,000 shares of PCT Prepaid Telephone, Inc., a consolidated subsidiary.

    The accompanying notes are an integral part of the financial statements.

                            PICK Communications Corp.
                      Consolidated Statements of Cash Flows
                             6 months ended June 30,
                                   (UNAUDITED)

                                                                                              1996                   1997
                                                                                              ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)                                                                          $  (351,306)               454,479
Adjustments to reconcile net loss to net cash used for operating activities:
  Non-cash revenues - prepaid cellular license revenue                                     (3,650,000)                     0
  Non-cash gain on sale of marketable equity securities                                    (4,784,000)                     0
  Non-cash loss on consolidated subsidiary sale of marketable equity securities                     0                748,625
  Minority interest in consolidated subsidiary (loss) income                                   (6,654)              (336,381)
  Depreciation                                                                                 16,582                 12,716
  Amortization                                                                                 71,250                 71,164
  Bad debt expense                                                                             86,678                 (8,332)
  Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable                                                 (527,635)              (413,252)
  (Increase) decrease in prepaid telephone card inventory                                      39,812                  5,511
  (Increase) decrease in prepaid and other assets                                            (121,017)                20,626
  Increase (decrease) in accounts payable (note 5)                                            555,505              1,954,877
  Increase (decrease) in direct cost telephone time accrual (note 5)                         (103,106)                 6,757
  Increase (decrease) in deferred revenue                                                     306,937               (226,405)
Increase (decrease) in prepaid telephone time liability                                      (378,000)               149,685
Increase (decrease) in customer                                                               250,000               (300,000)
Increase (decrease) in deferred income taxes payable                                        1,808,000             (1,808,000)
  Increase (decrease) in accrued expenses (note 1h)                                           539,015               (248,466)
                                                                                          -----------            -----------

Net cash (used) provided by operating activities                                             (797,570)                83,604
                                                                                          -----------            -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
Common stock repurchased for cash                                                                   0                (11,978)
Purchase of fixed assets                                                                      (36,169)                (6,513)
Security deposits                                                                                   0                (28,694)
                                                                                          -----------            -----------
Net cash (used) provided by investing activities                                              (36,169)               (47,185)
                                                                                          -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash                                                                  250,000                      0
Common stock issued for cash by subsidiary                                                    602,000                      0
Payments received on stock subscriptions receivable                                           150,000                      0
Payments on stockholder advances                                                                    0                (25,152)
Payments on third-party debt                                                                  (50,000)                     0
Funds advanced by stockholder                                                                  50,000                      0
                                                                                          -----------            -----------
Net cash provided (used) by financing activities                                            1,002,000                (25,152)
                                                                                          -----------            -----------


Net increase (decrease) in cash                                                               168,261                 11,267
CASH, beginning of period                                                                     110,715                 87,712
                                                                                          -----------            -----------
CASH, end of period                                                                       $   278,976                 98,979
                                                                                          ===========            ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash
 Noncash financing activities:                                                            $         0                 29,636
                                                                                          ===========                 ======
     Stock issued for investment in marketable equity securities                          $ 2,075,000                      0
                                                                                          ===========            ===========

     Stock issued to acquire prepaid advertising                                          $ 2,700,000                      0
                                                                                          ===========            ===========

     Stock issued for subscription receivable                                             $   125,000                      0
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

         The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition and revenues and expenses for the years then ended. The financial statements for the six months ended June 30, 1996 and 1997 include all adjustments which in the opinion of management are necessary for fair presentation. The following summarize the more significant accounting and reporting policies and practices of the Company:

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

                            PICK Communications Corp.
                   Notes to Consolidated Financial Statements


    e) Fixed assets Fixed assets, principally telephone equipment, are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 3, 5 and 7 years. Depreciation expense was $16,582 and $12,716 for the six months ended June 30, 1996 and 1997.

    f) Concentration of credit risk Three customers accounted for approximately 22.4%, 20.1%, and 10.9% of net sales and approximately 6.4%, 17.4%, and 61.2% of accounts receivable at June 30, 1996. Two customers accounted for approximately 24.7% and 13.6% of net sales and approximately 30.7% and 13.1% of accounts receivable at June 30, 1997. The Company performs periodic credit evaluations of its customers, but generally does not require collateral.

    g) Accounts receivable The Company provides credit for open accounts in the normal course of business. As of the dates of these statements, the Company has established a reserve for doubtful accounts at a rate of approximately 15.9% of outstanding accounts receivable or 4.3% of sales. The reserve amounts at June 30, 1996 and 1997 were $119,356 and $229,838. Bad debt expense was $36,678 and $65,677 for the six months ended June 30, 1996 and 1997 respectively.

    h) Valuation of intangibles Intangible assets are valued at cost and amortized over their estimated remaining useful lives. The Company is amortizing the prepaid cellular asset over the initial 60 month term of the contract. Amortization expense was $71,250 and $71,164 for the six months ended June 30, 1996 and 1997.

    i) Income taxes Deferred income taxes are provided on elements of income that are recognized for income tax purposes in periods different than such items are recognized for financial accounting purposes. Statement of Financial Accounting number 109 (SFAS 109) requires companies to take into account changes in tax rates when valuing the deferred income tax amounts carried on their Balance Sheets (the "Liability Method"). The Company adopted SFAS 109 effective with the conversion from Sub-S status, August 1, 1994. The Company had a deferred tax liability of $1,808,000 and $0 and a current tax liability of $346,000 and $0 at June 30, 1996 and 1997. In the first quarter of 1997, the Company determined that it has no income tax liability, therefore it reversed the $1,808,000 previously provided for as deferred income tax liability. Any income tax benefits related to the differences between methods of depreciation is de minimis.

    j) Net income(loss) per share Primary income(loss) per share is computed by dividing the net income(loss) by the weighted average number of common shares outstanding during the period. Fully-diluted income(loss) per share is computed by dividing the net income(loss) by the weighted average number of common shares and common share equivalents, assuming the equivalents had been shares outstanding, during the period.

(2) Stockholders' equity The Company has authorized 75,000,000 shares of $0.001 par value common stock. In August 1995, the Company had 277,516 shares outstanding. In August 1995, the Company completed a Regulation D Rule 504 private offering in which the Company issued 8,000,000 shares in exchange for $232,650 in cash, net of offering expenses of $7,350.

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

         In July 1996, the Company issued 50,000 shares to Snow Becker Krauss, P.C., the Company's legal counsel in lieu of cash payment for prior services rendered. In July 1996, the Company reacquired 250,000 shares from IES, previously issued in January 1996. In December 1996, the Company issued 400,000 shares to the President of the Company in exchange for $100,000 of salary accrued but not yet paid. In December 1996, the

                            PICK Communications Corp.
                   Notes to Consolidated Financial Statements

(2) Stockholders' equity, continued Company issued 55,000 shares to several non-officer employees of the Company in recognition of the outstanding work performed by these individuals on behalf of the Company. In February 1997, the Company agreed to cancel the remaining 600,000 shares of the Company's common stock held in trust for the minority stockholder and the balance remaining of the subscription receivable. The Company and the stockholder were unable to renegotiate the stock subscription.

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

(3) Commitments The Company entered into a 63 month operating lease for the Company's facilities in June 1996. Future minimum lease payments under this operating lease in effect at June 30, 1997 are $8,620 per month, or $103,441 per year. Rent expense for the six months ended June 30, 1996 and 1997 was $7,710 and $51,720, respectively.

(4) Notes payable Short-term debt was made up entirely of advances to PICK by the principal stockholder, which were not collaterallized. These advances carried no interest nor a stated maturity. The advances totaled $25,152 and $0 in 1996 and 1997. PICK repaid $ 25,152 in 1997.

         In November 1996, the Company received a $ 750,000 line of credit form Banco Popular, which the Company had drawn down completely. this line of credit is payable September 30, 1997 and carries an interest rate of prime rate plus 2%. This line of credit is collateralized with shares of Jet Vacations, Inc. common stock that the Company owns and accounts receivable. These Jet Vacations shares are part of the exchange into Fairbanks shares discussed in note 6.

(5) Related Party Transactions The Company purchased no advertising services in 1996 and 1997 from an entity controlled by an individual who is a stockholder and a member of the Board of Directors. This individual also received 150,000 shares of the Company's common stock for his and his staff's efforts to develop and oversee the implementation of the advertising/marketing programs to be instituted by the Company to use the prepaid advertising. The Company purchased $3,967 in services from three minor stockholders in the second quarter of 1997.

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

         In March 1996, the Company exchanged 5,000,000 shares of common stock of Firenze, Ltd. it held for 2,000,000 shares of Ultimistics Inc. common stock with a stockholder of Ultimistics. The Company recorded a $3,590,000 gain as a result of this transaction. The market value of the Ultimistics stock received was $12,000,000 at the date of the transaction, which the Company discounted by 70% to $3,600,000, based on the size of the Company's holdings of Ultimistics and the restrictions on resale. In January 1996, P.C.T. Prepaid Telephone, Inc.
         (PCT), a consolidated subsidiary of the Company, entered into an agreement with unrelated individuals to issue 10,000,000 shares of PCT common stock to the individuals in exchange for 200,000 shares of Ultimistics common stock, valued at $480,000.

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

(9) Stock option plan In February 1996, the Company adopted the "1996 Stock Option Plan." This plan allows the Company to grant options to acquire up to 5 million shares of the Company's common stock by employees, directors, independent contractors and consultants of the Company. The options so granted can be Qualified Incentive Stock Options (ISOs), Non-Qualified Stock Options (NQSOs), Stock Appreciation Rights (SARs) or combinations of the three types of options. In June and July 1997, the Company granted the following options to directors and officers of the Company:

             Name & Relationship        Incentive options / exercise price    Non-Qualifying Options / exercise price
             -------------------        ----------------------------------    ---------------------------------------
             D. Leiva, CEO, Chairman         131,578 / $0.19                                 368,422/$0.19
                                             250,000 / $0.30
             R. Brennan, VP & Director       191,176 / $0.17                                 308,824/$0.17
                                             250.000 / $0.27
             K. Quinn, VP                    191,176 / $0.17                                 308,824/$0.17
                                             250,000 / $.027
             R. Sams, Director                     0 / 0                                     500,000/$0.17
                                                                                             250,000/$0.27
             R. Maranon, Director                  0 / 0                                     500,000/$0.17
                                                                                             250,000/$0.27
             M. Halvorsen, Director                0 / 0                                     250,000/$0.27

         No options had been exercised at June 30, 1997. SFAS No. 123 requires that companies that continue to account for stock options under APB No. 25 disclose pro forma net income and earnings per share as if Statement 123 had been applied. Net income as reported is $948,711 and would have been $608,597. Primary and fully diluted earnings per share are $0.02 per share and $0.02 per share and would have been $0.02 per share and $0.01 per share.

         The fair value of the option grant was estimated using the Black-Scholes option pricing model with the following model assumptions for 1997: risk free rate of 6.26%; no dividend yield for all years; expected life of three years and volatility of 68.16%.

(10) Working capital deficiency The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the previously filed consolidated financial statements, the Company incurred net losses for the years ended December 31, 1994, 1995 and 1996. For the six months ended June 30, 1997, the Company recorded $490,605 net income. This profit was generated principally as a result of non-cash reversal of previously provided for deferred income tax expense and loss on sale of marketable equity securities by a consolidated subsidiary. The Company has a working capital deficit of $6,500,699 at June 30, 1997.

                            PICK Communications Corp.
                   Notes to Consolidated Financial Statements

(10) Working capital deficiency, continued During the six months ended June 30, 1997, the Company generated positive cash flow from operations, which was reduced by investing activities and financing activities by $37,130, which resulted in and reflects an increase of cash of $29,069. The Company's plans also include controlling its cash expenses, such that this inflow of capital may continue to cover a cash shortfall over the next twelve months.

         The Company believes that it is in its best interest to hold the Jet Vacations stock for the foreseeable future, in the hope for capital appreciation over the value recorded at June 30, 1997, and increased liquidity over time.

         The Company spent the six months of 1997 utilizing some of its previous investments in prepaid advertising and marketable equity securities to acquire approximately 17.1% of its issued and outstanding shares, as well as an additional 30% of the issued and outstanding shares of PCT Prepaid Telephone, Inc. The Company believes that these transactions will make its offering, (see note 13), more acceptable to potential investors.

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

(11) Subsequent Event: July 18, 1997, the Company signed a best efforts underwriting agreement with Kaufman Bros. LP to raise $ 5 million in equity and or debt. The contract calls for compensation of 8% of gross proceeds and warrants to purchase 10% of the number of shares of common stock equivalents sold at closing. This is exercisable over a 5 year period at 110% of the conversion price of the common stock. This supersedes all prior underwriting agreements.

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

For the resale of international long distance, the Company recognizes revenues as the traffic is used by its customers. For Debit Card sales, the Company recognizes revenues at the time it provides the telephone services associated with its cards. It defers revenues until then, based on customer patterns of usage, and recognizes the cost of carrier telephone traffic based on the minutes used in the same periods that recognizes revenues. Other direct costs (non-traffic costs representing design royalties, printing, fulfillment, shipping, sales commissions, etc.) are recognized as up-front costs as the initial sales are made to distributors. The Company anticipates that substantially all of the telephone time associated with the Debit Cards will be used by its customers. The Company did not sell any prepaid cellular licenses during the quarter. upon making these license sales, the Company's policy is to recognize substantially all of the consideration received for these licenses at the time it is received.

Six Months Ended June 30, 1997 and June 30, 1996

Total revenues excluding licenses, amounted to $ 5,294,889 for the six months ended June 30, 1997 compared to $ 1,730,217 for the six months ended June 30, 1996. This represents an increase of $ 3,564,672 or 206% for the six months ended June 30, 1997, the Company generated international long distance revenue of $ 4,742,214 compared to $ 555,224 for six months ending June 30, 1996; the international long distance business began in May of 1996. Debit Card revenues were $ 552,675 for the six months ended June 30, 1997, compared to $1,174,993 for the six months ended June 30, 1996. This represents a decrease of $ 622,318 or 53%. This decrease reflects market changes which have resulted in product returns and reductions in repeat sales of debit cards. There were no prepaid cellular license revenues during the six months ended June 30, 1997 compared to $ 3,650,000 in license revenues for the six months ended June 30, 1996. The cellular license revenues for 1996 were non-cash transactions which resulted in the acquisition of restricted shares of marketable securities.

The direct costs of international long distance and debit card services amounted to $ 5,143,353 for the six months ending June 30, 1997 compared to $ 2,013,050 for the six months ending June 30, 1996. As a result, the gross margin was 2.9% of revenues for the six months ended June 30, 1997, compared to a negative gross margin of 16.3% of revenues for the six months ended June 30, 1996 an improvement of 19.2 percentage points.


         Amortization of $71,164 was attributable to the pre-paid cellular telephone technology license which is being expensed over five years. Depreciation is based upon lives of 3, 5, 7 or 10 years, depending on the asset classification. Net interest expense of $30,196 is due to the fully utilized line of credit of $750,000 with Banco Popular.

         There is no provision for current income tax expense which takes into account amounts expected to be owed for estimated state and federal liabilities, based on current earnings, off-set by the aggregate tax loss carry-forwards and the current operating loss.

         For the reasons listed above, the Company realized a net profit of $454,479 (or $.01 per share) for the six months ended June 30, 1997 compared to a net profit of $5,092,409 for the six months ended June 30 of the prior year. This change is due to the lack of license sales or gains on securities during this time period.

Three Months Ended June 30, 1996 and June 30, 1997:

         For the three months ended June 30, 1996, the Company generated debit card revenues of $664,164 compared to $264,962 for the three months ended June 30, 1997. This represents an decrease of $399,202 or 60.1%. In addition, the Company generated $2,591,695 in revenues from the sale of long distance services, for the three months ended June 30, 1997, compared to $553,387 for the three months ended June 30, 1996. This represents an increase of $2,038,308. Although revenues for both lines of business have increased, expenses have exceeded those revenues, resulting in a negative gross margin of $196,837 in 1996, compared to a positive gross margin of $130,213 in 1997, a favorable variance of $327,050. The Company continues to build the infrastructure necessary to support growth in both Debit Cards and the resale of international long distance traffic segments of its business. The change in results indicates the Company is beginning to achieve sufficient revenue volumes to produce operating profits, although there can be no assurance the Company will achieve profitability.

         Selling and marketing expenses were $131,491 for the three months ended June 30, 1996, compared to $35,041 for the three months ended June 30, 1997, reflecting a decrease of $96,450. This decrease is primarily attributable to a decrease of costs incurred to promote the Company's products, including advertising, promotions, attendance at trade shows, and production of marketing materials.

         General and administrative expenses were $395,403 for the three months ended June 30, 1996, compared to $494,938 for the three months ended June 30, 1997, reflecting an increase of $99,535. This increase is primarily attributable to salaries for additional personnel hired to support the Company's growth and an increase in general office expenses attributable to the increase in personnel.

         Amortization of $35,625 for the three months ended June 30, 1996 as compared to $35,589 for the three months ended June 30, 1997 was attributable to the pre-paid cellular telephone technology license which is being expensed over five years. Depreciation is based upon lives of 3, 5, 7 or 10 years, depending on the asset classification.

         The provision for bad debts was $81,485 for the three months ended June 30, 1996 compared to $39,385 for the three months ended June 30, 1997. This decrease of $42,100 is attributable to lower debit card sales volumes.

         For the reasons listed above, the Company realized a loss of $440,656 (or $.01 per share) for the three months ended June 30, 1996 compared to a net loss of $494,232 for the three months ended June 30, 1997.

Liquidity and Capital Resources:

         The Company had working capital deficit of $6,500,699 as of June 30, 1997 compared to $3,152,216 as of December 31, 1996. The working capital ratio was .18:1 at June 30, 1997 compared to .52:1 at December 31, 1996.

         Cash generated from operating activities during the six months ended June 30, 1997 of $83,604 primarily reflect net profit of $454,479 and depreciation and amortization of $83,880, an increase in accounts receivable and accounts payable of $2,368,129 and offset by the reversal of deferred income taxes of $1,808,000. The remaining decrease of $22,046 reflects normal changes in current assets over current which are necessary to support the increase in operating activities. Increases in accounts receivable, card inventory, accounts payable and accrued expenses are the result of increased volume. Accounts receivable are primarily generated from sales to distributors which are obliged to pay for the cards within thirty days of receipt. The increase in deferred revenues results from cards sold to distributors for which revenues have not yet been recognized. The Company expects to recognize this revenue in future periods, as customers use the Debit Cards, or as the cards expire.

         Cash used for investing activities for the three months ended June 30, 1997 of $47,185 reflects capital expenditures for fixed assets and the repurchase of common stock for treasury. The Company has no material commitments for capital expenditures as of June 30, 1997.

         Cash provided from financing activities for the six months ended June 30, 1997 amounted to $25,152, which was the retirement of advances from a stockholder.

         As of June 30, 1997, the Company had cash and cash equivalents amounting to $98,979, compared to $87,712 as of December 31, 1996.

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

Part II  - Other Information

Item 1 - Legal Proceedings:

         During the six months ended June 30, 1997, there were no material changes in the Company's legal proceeding commenced against American Telephone & Telegraph Company. On July 29, 1997, a mediation session was held at the American Arbitration Association offices in Somerset, New Jersey. The mediation has been continued and the next scheduled session is September 22, 1997.

Item 2 - Exhibits and reports on Form 8-K:

None to report.

Signatures:

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                     PICK Communications Corp.


Date: August 18, 1997                By: /s/ Diego Leiva
                                         -------------------------------------
                                         Diego Leiva
                                         President and Chief Executive Officer



Date: August 18, 1997                By:  /s/ Bruce J. Staloff
                                          ------------------------------------
                                          Bruce J. Staloff
                                          Acting  Chief Financial Officer
                                          (Principal Accounting Officer)