Form 10-Q
period 1997-09-30
PICK COMMUNICATIONS CORP
filed 1997-11-14
CIK 1006282

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED SEPTEMBER 30, 1997

                                      OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

        For the transition period from         to
                                       -------    ---------
Commission file number 0-27604

                           PICK Communications Corp.
          (Exact name of the registrant as specified in its charter)

        NEVADA                                                   75-2107261
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. employer
Incorporation or Organization)                              identification no.)

155 Route 46, West, Third Floor
Wayne Interchange Plaza II
Wayne,  NJ                                                          07470
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip code)

Registrant's Telephone number, including area code:  (973) 812-7425

Indicate by check mark whether the registrant (1) has filed reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                             Outstanding at October 31, 1997
        Common Stock, $.001 Par Value                        36,059,817

(See Index to Sections of this Document on Page 2)

                           PICK Communications Corp.


                               Index to Form 10Q



Part I  Financial Statements
----------------------------

Item 1: Financial Statements.................................................. 3

        Consolidated Balance Sheets
         at  December 31, 1996 and September 30, 1997......................... 4

        Consolidated Statements of Operations - Three months and nine months ended September 30, 1996 and September 30, 1997..................... 5


        Consolidated Statement of Stockholders' Equity - Nine months ended September 30, 1997 ........................................... 6

        Consolidated Statements of Cash Flows - Nine months
          ended September 30, 1996 and September 30, 1997..................... 7

        Notes to Consolidated Financial Statements............................ 9


Item 2: Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................12

Part II Other Information:
--------------------------

        Items 1-6  Other Information..........................................15


        Signatures............................................................16

Part I - Financial Information


Item 1 - Financial Statements:

The financial statements for the three and nine months ended September
30, 1997 and 1996 are derived from the consolidation of the PICK
Communications Corp. (the "Company"), Public Info/CommKiosk, Inc. ("PICK"), PICKNET, Inc. ("PICKNET") and P.C.T. Prepaid Telephone Inc. ("PCT").

                           PICK Communications Corp.
                          Consolidated Balance Sheets
                   December 31, 1996 and September 30, 1997

                                                                               1996                  1997
                                                                         -----------------     -----------------
                                 ASSETS                                                           (Unaudited)
CURRENT ASSETS:
      Cash                                                              $         87,712       $        35,245
      Accounts receivable, net                                                   778,180             1,096,774
      Prepaid telephone card inventory                                            23,914                 8,732
      Prepaid advertising                                                      2,458,155                     0
      Prepaid expenses and other current assets                                   82,252               168,567
                                                                         -----------------     -----------------
           Total current assets                                                3,430,213             1,309,318
                                                                         -----------------     -----------------

PROPERTY AND EQUIPMENT:
      Furniture and equipment, net                                                90,571                77,950
                                                                         -----------------     -----------------
           Total property and equipment                                           90,571                77,950
                                                                         -----------------     -----------------

OTHER ASSETS:
      Security deposits                                                                0                11,796
      Prepaid cellular patent and rights, net                                    583,705               476,830
      Purchased goodwill                                                               0             2,789,968
      Investment in marketable equity securities, net                          4,812,660             1,631,180
                                                                         -----------------     -----------------
           Total other assets                                                  5,396,365             4,909,774
                                                                         -----------------     -----------------
Total assets                                                             $     8,917,149       $     6,297,042
                                                                         =================     =================

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable                                                    $    1,072,052       $     4,005,751
      Accrued expenses and other current liabilities                           1,318,274               618,535
      Advances from stockholder                                                   25,152               170,000
      Reserve for contingent liability                                         1,749,563             1,100,000
      Deferred revenue                                                         1,667,388               897,854
      Borrowings under line of credit                                            750,000               750,000
                                                                         -----------------     -----------------
           Total current liabilities                                           6,582,429             7,542,140
                                                                         -----------------     -----------------

Minority interest in consolidated subsidiary                                   1,465,141               108,865
                                                                         -----------------     -----------------

STOCKHOLDERS' EQUITY (DEFICIT)
      Common stock, $0.002 par value at December 31, 1996, $0.001 par value at September 30, 1997; authorized:  75,000,000
         shares; 43,697,516 issued and 43,217,516 outstanding at
         December 31, 1996; 43,325,317 issued and 36,059,817
         outstanding at September 30, 1997                                        87,395                43,325
      Additional paid in capital in excess of par                              6,399,720             5,886,825
      Stock subscription receivable                                             (600,000)                    0
      Treasury stock                                                            (602,089)           (4,802,534)
      Marketable equity securities valuation reserve                          (3,904,965)           (2,503,820)
      Retained earnings (deficit)                                               (510,482)               22,241
                                                                         -----------------     -----------------
           Total stockholders' equity (deficit)                                  869,579            (1,353,963)
                                                                         -----------------     -----------------
Total liabilities and stockholders' equity                               $     8,917,149       $     6,297,042
                                                                         =================     =================

             The accompanying notes are an integral part of these
                            financial statements.

                           PICK Communications Corp.
                     Consolidated Statements of Operations
                                  (UNAUDITED)

                                                    3 months ended Sept. 30            9 months ended Sept. 30
                                                 -------------------------------    -------------------------------
                                                     1996             1997              1996             1997
                                                 --------------  ---------------    --------------   --------------
          Revenue
Sales - prepaid telephone calling cards          $    315,631     $    541,272      $  1,490,624     $  1,093,947
Sales - long distance services                      3,125,424        1,754,431         3,680,648        6,496,645
                                                 --------------  ---------------    --------------   --------------
    Total sales                                     3,441,055        2,295,703         5,171,272        7,590,592

Provision for contingent costs                        904,000         (649,563)          904,000         (649,563)
Other cost of sales                                 3,329,525        2,219,887         5,353,220        7,363,240
                                                 --------------  ---------------    --------------   --------------
    Total cost of sales                             4,233,525        1,570,324         6,257,220        6,713,677
                                                 --------------  ---------------    --------------   --------------
    Gross profit (loss)                              (792,470)         725,379        (1,085,948)         876,915
                                                 --------------  ---------------    --------------   --------------

Sales - prepaid cellular licenses                           0                0         3,650,000                0

          Operating expenses
Sales and marketing - related party                    37,309                0            79,645                0
Sales and marketing - other                           386,105            3,839           531,643           40,434
                                                 --------------  ---------------    --------------   --------------
     Total sales and marketing                        423,414            3,839           611,288           40,434

General and administrative                            320,616          470,242         1,218,145        1,346,707
Depreciation                                           11,090            6,417            27,672           19,133
Amortization                                           35,625          139,007           106,875          210,171
Bad debt                                              303,243           13,089           389,921           78,766
                                                 --------------  ---------------    --------------   --------------
      Total operating expenses                      1,093,988          632,594         2,353,901        1,695,211
                                                 --------------  ---------------    --------------   --------------

Income (loss) from operations                      (1,886,458)          92,785           210,151         (818,296)
Interest (income) expense                                (127)          16,597              (782)          46,793
                                                 --------------  ---------------    --------------   --------------

Income (loss) before taxes, minority interest in
   subsidiary loss and other gains (losses)        (1,886,331)          76,188           210,933         (865,089)
Gain on in-substance defeasance                        53,080                0            53,080                0
Gain (loss) on sale of marketable equity
   securities                                               0                0         4,784,000         (748,625)
                                                 --------------  ---------------    --------------   --------------

Income (loss) before taxes and minority interest
    in subsidiary loss                             (1,833,251)          76,188         5,048,013       (1,613,714)
Minority interest in subsidiary loss                   17,787            2,056            36,932          338,437
Provision for deferred income tax (benefit)                 0                0         1,808,000       (1,808,000)
                                                 --------------  ---------------    --------------   --------------

Net income (loss)                                 $(1,815,464)   $      78,244      $  3,276,945          532,723
                                                 ==============  ===============    ==============   ==============

Net income (loss) per share                      $      (0.04)   $        0.00      $       0.08     $       0.01
                                                 ==============  ===============    ==============   ==============
Weighted average number of shares outstanding      42,775,559       36,013,717        42,829,377       37,261,393
                                                 ==============  ===============    ==============   ==============




              The accompanying notes are an integral part of the
                            financial statements.

                           PICK Communications Corp.
                Consolidated Statement of Stockholders' Equity
                                  (UNAUDITED)

                                                                     Marketable
                                         Additional      Stock       Securities                   Retained        Total
                            Common        Paid in    Subscription    Valuation      Treasury      Earnings    Stockholders'
                             Stock        Capital      Receivable     Reserve        Stock        (Deficit)      Equity
                          -------------   ----------- --------------  ------------ -------------  ----------  --------------
BALANCE, January 1,
1997:

                  A)     $      87,395   $ 6,399,720  $   (600,000)  $(3,904,965)  $  (602,089)    $(510,482)  $   869,579

Capital transactions:
                  B)           (43,697)       43,697             0             0             0             0             0
                  C)              (600)     (599,400)      600,000             0             0             0             0
                  D)                 0             0             0             0    (2,038,155)            0    (2,038,155)
                  E)                 0             0             0             0       (11,978)            0       (11,978)
                  F)                 0             0             0     3,570,762    (2,150,312)            0     1,420,450
                  G)               227        42,808             0             0             0             0        43,035

Other changes:
                  H)                 0             0             0    (1,808,000)            0             0    (1,808,000)
                  I)                 0             0             0      (361,617)            0             0      (361,617)

Net income                           0             0             0             0             0       532,723       532,723
                         --------------   ----------- --------------  ------------ -------------  ----------  -------------
BALANCE, September 30,
1997:
                         $      43,325   $ 5,886,825  $          0   $(2,503,820) $ (4,802,534)       22,241   $(1,353,963)
                         ==============   =========== ==============  ============ =============  ==========  =============

A) 43,697,516 shares issued and 43, 217,516 shares outstanding.
B) Reduction in par value from $0.002 to $0.001 per share.
C) Cancellation of 600,000 shares subscribed. 43,097,516 shares issued and 42,617,516 shares outstanding.
D) 750,000 shares the Company's common stock received in return for $2,038,155 (book value) of prepaid advertising. 43,097,516 shares issued and 41,867,516 shares outstanding.
E) Purchased 35,500 shares of the Company's common stock for $11,978. 43,097,516 shares issued and 41,832,016 shares outstanding.
F) Transactions involving the disposition of the common stock of Firenze Ltd. and Ultimistics, Inc. See Note 4. 43,097,516 shares issued and 35,832,016 shares outstanding.
G) Shares issued as compensation to employees and others. 43,325,317 shares issued and 36,059,817 shares outstanding.
H) Reversal of deferred income tax liability.  See Note 2.
I) Adjustment  to  marketable   securities  valuation  reserve related to
   investment in the common stock of Jet Vacations, Inc.



              The accompanying notes are an integral part of the
                             financial statements.

                          PICK Communications Corp.
                    Consolidated Statements of Cash Flows
                       Nine months ended September 30,
                                 (UNAUDITED)

                                                                                1996                1997
                                                                          -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $      3,276,945    $       532,723
Adjustments to reconcile net income (loss) to cash used in
     operating activities:
 Non-cash revenues - prepaid cellular license revenue                           (3,650,000)                 0
 Non-cash (gain) loss on sale of marketable equity securities                   (4,784,000)           748,625
 Minority interest in consolidated subsidiary loss                                 (36,932)          (338,437)
 Non-cash gain on in-substance defeasance                                          (53,080)                 0
 Non-cash expenses - prepaid advertising                                           256,845                  0
 Depreciation and amortization                                                     134,547            229,304
 Bad debt expense                                                                  389,921             78,766
 Stock issued for services                                                          50,000             43,035
 Reserve for contingent liabilities                                                904,000           (649,563)
 Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                                     (767,141)          (396,775)
   (Increase) decrease in prepaid telephone card inventory                          79,803             15,182
   (Increase) decrease in prepaid and other assets                                (117,439)           (98,111)
   Increase (decrease) in accounts payable                                       1,234,633          2,933,699
   Increase (decrease) in accrued expenses and other current
     liabilities                                                                   214,657           (699,739)
   Increase (decrease) in deferred revenue                                         643,076           (769,534)
   Increase (decrease) in deferred income taxes payable                          1,808,000         (1,808,000)
                                                                          -----------------   -----------------
Net cash provided by (used in) operating activities                               (416,165)          (178,825)
                                                                          -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in debt securities                                                    (371,920)                 0
Purchase of fixed assets                                                           (61,632)            (6,512)
                                                                          -----------------   -----------------
Net cash (used in) investing activities                                           (433,552)            (6,512)
                                                                          -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash                                                       125,000                  0
Acquisition of treasury stock for cash                                             (44,500)           (11,978)
Common stock of subsidiary issued for cash                                         527,612                  0
Payments received on stock subscriptions receivable                                325,000                  0
Funds advanced by stockholder                                                       50,000            170,000
Payments on stockholder advances                                                   (50,000)           (25,152)
Payments on third-party debt                                                       (50,000)                 0
                                                                          -----------------   -----------------
Net cash provided by (used in) financing activities                                883,112            132,870
                                                                          -----------------   -----------------

Net increase (decrease) in cash                                                     33,395            (52,467)
CASH, beginning of period                                                          110,715             87,712
                                                                          -----------------   -----------------
CASH, end of period                                                       $        144,110    $        35,245
                                                                          =================   =================







              The accompanying notes are an integral part of the
                            financial statements.

                          PICK Communications Corp.
                    Consolidated Statements of Cash Flows
                       Nine months ended September 30,
                                 (UNAUDITED)
                                  (Continued)

                                                                                1996                1997
                                                                          -----------------   -----------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash                                                     $              0    $        46,793
                                                                          =================   ================
Stock issued for investment in marketable equity securities               $      2,075,000    $             0
                                                                          =================   =================
Stock issued to acquire prepaid advertising                               $      2,700,000    $             0
                                                                          =================   =================
Stock issued for subscription receivable                                  $        125,000    $             0
                                                                          =================   =================
In substance defeasance                                                   $        425,000    $             0
                                                                          =================   =================
Prepaid advertising and telephone cards exchanged for stock of the
    Company                                                               $        557,589    $             0
                                                                          =================   =================
Prepaid advertising exchanged for stock of the Company and its
    consolidated subsidiary                                               $              0    $     2,458,155
                                                                          =================   =================
Marketable equity securities exchanged for stock of the Company and
   its consolidated subsidiary                                            $              0    $     5,642,313
                                                                          =================   =================




              The accompanying notes are an integral part of the
                            financial statements.

                           PICK Communications Corp.
                  Notes to Consolidated Financial Statements
                                  (UNAUDITED)


(1) Summary of significant accounting principles. The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition and revenues and expenses for the periods then ended. The financial statements for the three and nine months ended September 30, 1996 and 1997 include all adjustments which in the opinion of management are necessary for fair presentation.

      Certain amounts in the accompanying financial statements have been reclassified from the presentation in previously-issued financial statements to conform with the presentation at September 30, 1997.

      In the first quarter of 1997, in three separate transactions, the Company transferred, to unrelated third parties, 2,800,000 shares of restricted common stock of Ultimistics, Inc., which had a book value, to the Company, of $5,600,000, and $420,000 of prepaid advertising. In return, the Company received 1,000,000 shares of its common stock and 10,000,000 shares of the common stock of one of its subsidiaries. The Company accounted for these transactions based upon its basis in the Ultimistics shares, resulting in the Company's recording of goodwill in the amount of $2,893,000 and treasury stock in the amount of $2,150,000. If the Company had accounted for these transactions based upon either
      (i) the market value of the Company's shares and the book value of the subsidiary's shares at the dates of the transactions or (ii) the market value of the Ultimistics shares at the dates of the transactions, the Company would have recorded no goodwill and would have reflected an additional, non-cash loss on disposition of securities of approximately $4,900,000 in its statements of operations for the three months ended March 31, 1997 and the nine months ended September 30, 1997.

(2) Income taxes. In the first quarter of 1997, the Company determined it had no income tax liability; therefore, it reversed a previously-provided deferred income tax liability of $1,808,000.

(3) Concentration of credit risk. Three customers accounted for approximately 33.6%, 25.6%, and 13.5% of net sales for the nine months ended September 30, 1996 and approximately 12.9%, 8.1%, and 47.9% of accounts receivable at September 30, 1996. Two customers accounted for approximately 22.7% and 14.2% of net sales for the nine months ended September 30, 1997; three customers accounted for approximately 16.9%, 16.2% and 15. 0% of the accounts receivable at September 30, 1997. The Company performs periodic credit evaluations of its customers, but generally does not require collateral.

(4)   Stockholders' equity. In February 1997, the Company exchanged
      $2,550,000 face amount of the prepaid advertising with IES for 750,000 shares of its common stock, previously issued into escrow for IES. In February 1997, the Company exchanged (with Firenze Ltd.) 5 million shares of Firenze common stock for 5 million shares of the Company's common stock and 6.25 million shares of PCT common stock. In February 1997, the Company exchanged (with New Century Media Inc.) 1 million shares of Ultimistics Inc. common stock for 1 million shares of the Company's common stock and 1 million shares of PCT common stock. In March 1997, the Company exchanged (with Yakimoto Investment Ltd.) 1.5 million shares of Ultimistics Inc. common stock for 4 million shares of PCT common stock. In March 1997, the Company exchanged (with an unaffiliated third party) 300,000 shares of Ultimistics Inc. common stock and the balance of the Company's prepaid advertising for 5 million shares of PCT common stock. In March 1997, the Company repurchased 35,500 shares of its common stock in open market purchases at an average price of $0.337 per share, or a total of $11,978. The cumulative total of the Treasury stock acquisitions by the Company is $4.2 million.

                           PICK Communications Corp.
                  Notes to Consolidated Financial Statements
                                  (UNAUDITED)

(5) Commitments. The Company entered into a 63 month operating lease for the Company's facilities in June 1996. This lease provides for three months free rent and a renewal option for five additional years. Future minimum lease payments under this operating lease are $8,620 per month, or $103,441 per year. Rent expense for the nine months ended September 30, 1996 and 1997 was $16,015 and $77,580, respectively.

      The Company has entered into two, three-year, space leases commencing October 1, 1997 and two, five-year equipment leases commencing when the equipment has been installed and tested. Rent under the two space leases is $18,600 per month ($223,200 per year and $669,600 in total). Rent under the two equipment leases is $20,640 per month ($247,675 per year and $1,238,379 in total).

(6) Notes payable. In November 1996, the Company received a $ 750,000 line of credit form Banco Popular, which the Company had drawn down completely. This line of credit is payable December 31, 1997, carries an interest rate of prime rate plus 2% and is secured by accounts receivable and 200,000 shares of Jet Vacations, Inc. common stock.

(7)   Related Party Transactions. The Company purchased $79,645
      advertising services during the nine months ended September 30, 1996 from an entity controlled by an individual who is a stockholder and a member of the Board of Directors.

(8) Investment in marketable equity securities. In March 1997, the Company exchanged with Fairbanks, Inc. 1.9 million shares of Ultimistics common stock for 380,000 shares of Fairbanks common stock. The Company believes that by completing this exchange it will eventually realize the value in the underlying Ultimistics common stock, which, as a minority shareholder of Ultimistics, might not have been possible.

      At September 30, 1997, the Company's investment in marketable equity securities consists of 500,000 shares of Internet Channel, Inc. valued at $50,000 and 380,000 shares of Jet Vacations, Inc., (f/k/a/ Fairbanks, Inc.). The 380,000 shares of Jet Vacations, which are restricted until March, 1998, have a market value of $5,270,600 at September 30, 1997. Because of the restrictions and the limited trading activity in the shares of Jet Vacations, the Company valued these shares at 30% of the market price, or $1,581,180. The difference between this and the Company's basis of $4,085,000 is reflected in the valuation reserve of $2,503,820.

(9) Statement of Financial Accounting Standards not yet evaluated. In February, 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") number 128 ("Earnings per Share") and number 129 ("Disclosure of Information about Capital Structure"). The Company will have to implement SFAS 128 and 129 in its financial statements for the year ended December 31, 1997. The provisions of SFAS 128 change the presentation and calculation of earnings per share. The Company has not evaluated the impact, if any, of the provisions of SFAS 128 and 129.

(10) Revocation of prepaid cellular marketing rights. In February 1997, the Company revoked all the prepaid cellular marketing licenses previously granted to Firenze Ltd. and Yakimoto Investments Ltd.

(11) Reserve for contingent liability. In February, 1996, the Company entered into a long-term contract with American Telephone & Telegraph Company ("AT&T") to purchase long distance time at favorable rates. Based upon the rate schedule provided to the Company during the negotiations, the Company began selling bulk time at prices slightly above its expected cost. AT&T actually invoiced the time at a rate significantly higher than the schedule provided. The Company provided a contingency reserve of $904,000 in the third quarter of 1996 and an additional $845,563 in the fourth quarter of 1996. In the course of further discussions concerning the dispute, AT&T has indicated that, in its opinion, the balance due is slightly less than $1,100,000. Based upon this, in the third quarter of 1997, the Company has reduced the reserve to $1,100,000 and credited cost of sales for this $649,563 reduction in the reserve.

                           PICK Communications Corp.
                  Notes to Consolidated Financial Statements
                                  (UNAUDITED)



(12) Stock option plan. In February, 1996, the Company adopted a stock option plan for employees and directors. The following summarizes activity under the plan:

                                               Nine Months Ended                       Nine Months Ended
                                               September 30, 1996                     September 30, 1997
                                           --------------------------            --------------------------
                                                        Weighted Average                       Weighted Average
                                        Shares           Exercise Price         Shares          Exercise Price
                                       ----------       ---------------       ----------       ----------------
Outstanding at beginning of period              0                 -            3,500,000             $ 0.878

Options canceled                                0                 -           (3,500,000)            $ 0.878

Granted                                 3,500,000           $ 0.878            4,500,000             $ 0.230
                                       ----------                             ----------

Outstanding at end of period            3,500,000           $ 0.878            4,500,000             $ 0.230
                                       ==========                             ==========

(13) Working capital deficiency. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the previously filed consolidated financial statements, the Company incurred operating losses in each of the years ended December 31, 1994, 1995 and 1996. For the nine months ended September 30, 1997, the Company recorded an operating loss of $818,296. At September 30, 1997, the Company has a working capital deficit of $6,232,822 and negative tangible net worth (total stockholders' equity less the net book value of intangible assets) of $4,620,761.

      The Company believes that profitability from the sale of telephone time can best be achieved by having sufficient capacity to properly serve existing customer requirements and by attracting more customers. This, in turn, will enable the Company to purchase increasing numbers of telephone minutes, resulting in more favorable purchase pricing. Upgraded technical performance of the telephone switches which process the Company's traffic should also encourage increased traffic volume and customer satisfaction. To that end, the Company has leased two Siemens Stromberg-Carlson central office telephone switches which are currently being installed in Miami and Jersey City.

      In addition, utilizing these central office switches will permit the Company to pursue direct-connect international agreements for long distance termination, which has the potential to improve PICK's pricing structure dramatically in these areas.

      These changes also allow the Company to structure the calling costs on PICK's prepaid telephone calling cards sold at retail in a manner which should result in increased retail sales. Overall, the Company believes it will be able to generate operating income in the future.

      The Company has signed a best efforts private placement agreement with Kaufman Bros., L.P. to raise $5 million in equity or debt. The Company is also pursuing other sources of capital. While the Company believes it will be successful in its efforts to raise sufficient capital and to restructure its operations so that it may continue as a going concern, there can be no assurance that the Company will be successful.

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

Results of Operations:

The Company generates revenues from the sale of international long distance service to carriers and resellers, and from the sale of prepaid telephone calling cards to retail outlets. This latter revenue is deferred when the cards are sold and is recognized when the telephone service is actually provided.

Nine Months Ended September 30, 1997 Compared with September 30, 1996

Total revenues excluding cellular license revenues, amounted to $7,590,592 for the nine months ended September 30, 1997 compared to $5,171,272 for the nine months ended September 30, 1996. This represents an increase of $2,419,320 or 47%. For the nine months ended September 30, 1997, the Company generated international long distance revenue of $6,496,645 compared to $3,680,648 for nine months ending September 30, 1996; the international long distance business began in May of 1996. Prepaid telephone calling card revenues were $1,093,947 for the nine months ended September 30, 1997, compared to $1,490,624 for the nine months ended September 30, 1996. This represents a decrease of $396,677 or 27%. This decrease reflects market changes which have resulted in product returns and reductions in repeat sales of calling cards. There were no prepaid cellular license revenues during the nine months ended September 30, 1997 compared to $ 3,650,000 in license revenues for the nine months ended September 30, 1996. The cellular license revenues for 1996 were non-cash transactions which resulted in the acquisition of restricted shares of marketable securities.

The direct costs of international long distance and calling card services amounted to $6,713,677 (which is net of a $649,563 credit arising from reversal of a portion of the previously-provided contingency reserve related to billing disputes with AT&T - see Note 11, Notes to Consolidated Financial Statements) for the nine months ending September 30, 1997 compared to $6,257,220 (including a $904,000 provision for contingent costs provided related to billing disputes with AT&T) for the nine months ending September 30, 1996. As a result, the gross margin was 11.6% of revenues for the nine months ended September 30, 1997, compared to a negative gross margin of 21.0%. Absent the adjustments to the contingency reserve, gross margin would be 3.0% for the nine months ended September 30, 1997 and negative 3.5% for the comparable period in 1996.

The decrease in selling and marketing expenses were a direct result of a reduction of product advertising, largely due to market changes. The general and administrative costs increased primarily due to a need for increased outside professional assistance. In addition, there was a modest increase in personnel cost. Bad debt expense has declined significantly due to unusually high write-offs and reserves provided in 1996.

Amortization of $210,171 was attributable to the prepaid cellular telephone technology license, which is being expensed over five years, and goodwill, which is being amortized over seven years.

During the nine months ended September 30, 1996, the Company recognized non-cash gains from exchange of marketable securities of $4,784,000 and provided for deferred tax liabilities in the amount of $1,808,000 related to those transactions. In the first quarter of 1997, the Company reversed the deferred tax liability, recognizing income of $1,808,000.

The Company reported net income of $532,723 for the nine months ended September 30, 1997, compared with net income of $3,276,945 for the comparable period in 1996, a decrease in net income of $2,744,222. Reported net income for both periods is affected by significant non-cash transactions. 1997 reported net income benefits from the reversal of previously-provided reserves for contingencies ($649,563) and deferred income taxes ($1,808,000) and is burdened by non-cash losses from disposition of marketable securities ($418,625, $748,625 less the portion allocated to the minority interest of $330,000). 1996 reported net income benefits from sales of prepaid cellular licenses ($3,650,000) and gain on sale of marketable securities ($4,784,000) and is burdened by provisions for reserves for contingencies ($904,000) and deferred income taxes ($1,808,000). Absent the above non-cash transactions, the Company would have reported a net loss of $1,506,215 for the nine months ended September 30, 1997 and $2,445,055 for the nine months ended September 30, 1996, an improvement of $938,840.

As discussed in footnote 1 to the consolidated financial statements, the Company has accounted for certain non-cash transactions consummated in the first quarter of 1997 based upon the book value of the assets surrendered. If the Company had accounted for these transactions based upon the fair value of the assets surrendered, the Company would have reported an additional loss of approximately $4,900,000 from sale of securities in the nine months ended March 31, 1997.

Three Months Ended September 30, 1997 Compared with September 30, 1996:

Sales of long distance services declined by $1,370,993 (44%) compared with the comparable quarter in 1996. During the third quarter of 1996, the Company was utilizing AT&T for a majority of its international traffic based upon a belief that it was obtaining very favorable rates. These rates allowed the Company to attract significant volume, with August, 1996 being the highest volume month the Company has had. AT&T severed the relationship in late 1996. Consequently, during the comparable period in 1997, the Company has not had the benefit of such favorable rates. As a result, volume declined because the rates the Company has been able to offer its customers have not been as competitive. Revenues from prepaid telephone calling cards increased by $225,641 (71%) compared with the comparable period in 1996 due to a combination of high usage of cards sold in prior periods and recognition of revenue related to the unused time on cards which expired during the third quarter of 1997.

Gross profit shows an improvement of $1,517,849. This improvement is almost entirely due to the inclusion in cost of sales of a provision for contingent costs of $904,000 in 1996 and a reversal of $649,563 of that provision in 1997. Absent the provision and reversal, gross profit would have been $75,816 (3.3% of sales) in 1997 and $111,530 (3.2% of sales) in 1996.

The decrease in selling and marketing expenses were a direct result of a reduction of product advertising, largely due to market changes. The general and administrative costs increased primarily due to a need for increased outside professional assistance. In addition, there was a modest increase in personnel cost. Bad debt expense has declined significantly due to unusually high write-offs and reserves provided in 1996.

Amortization expense has increased by $103,382 due to the amortization of goodwill, which started in 1997.

Liquidity and Capital Resources:

The Company has a working capital deficit of $6,232,822 at September 30, 1997 as compared with a deficit of $3,152,216 at December 31, 1996. Accounts payable and accrued liabilities have increased by $2,233,960 since December 31, 1996, which, along with an increase in loans from the Company's principal stockholder from $25,152 to $170,000, has been the source of capital to finance the Company's operating losses during the period. In order to assure the Company's survival, it is essential that the Company (i) restructure its operations so that operating profits are generated and (ii) obtain additional capital.

The Company has leased two central office telephone switches and related facilities. Although this will obligate the Company to approximately $40,000 per month in additional facilities and equipment rent, the Company believes that the increased capacity from the new switches will allow the Company to generate operating income in the future. The Company believes that profitability from the sale of telephone time can best be achieved by having sufficient capacity to properly facilitate existing customer requirements and by attracting more customers. This, in turn, will enable the Company to purchase increasing numbers of telephone minutes, resulting in more favorable purchase pricing. Upgraded technical performance of the telephone switches which process the Company's traffic should also encourage increased traffic volume and customer satisfaction. To that end, the Company has leased two Siemens Stromberg-Carlson central office telephone switches which are currently being installed in Miami and Jersey City. In addition, utilizing these central office switches will permit the Company to pursue direct-connect international agreements for long distance termination, which has the potential to improve PICK's pricing structure dramatically in these areas.

These changes also allow the Company to structure the calling costs on PICK's prepaid telephone calling cards sold at retail in a manner which should result in increased retail sales. Overall, the Company believes it will be able to generate operating income in the future.

The Company has signed a best efforts private placement agreement with Kaufman Bros., L.P. to raise $5 million in equity or debt. The Company is also pursuing other sources of capital. While the Company believes it will be successful in its efforts to raise sufficient capital and to restructure its operations so that it may continue as a going concern, there can be no assurance that the Company will be successful.

Part II  - Other Information
           -----------------

Item 1 - Legal Proceedings:

During the nine months ended September 30, 1997, there were no material changes in the Company's legal proceeding commenced against American Telephone & Telegraph Company ("AT&T"). In November, 1997, AT&T indicated that it intends to withdraw from the mediation. Accordingly, on November 5, 1997, the Company filed an arbitration proceeding against AT&T.

Signatures:

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           PICK Communications Corp.


Date: November  14, 1997             By:   /s/  Diego Leiva
                                           -------------------------------------
                                           Diego Leiva
                                           President and Chief Executive Officer



Date: November  14, 1997             By:   /s/  Robert S. Bingham
                                           -------------------------------------
                                           Robert S. Bingham
                                           Chief Financial Officer
                                           (Principal Accounting Officer)