Form 10-K
period 1997-12-31
PICK COMMUNICATIONS CORP
filed 1998-06-05
CIK 1006282

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997

                        Commission file number is 0-27604

                            PICK COMMUNICATIONS CORP.
                            -------------------------
             (Exact Name of Registrant as Specified in its Charter)

            Nevada                                     75-2107261
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or jurisdiction)

155 Route 46 West, Wayne, New Jersey                                  07470
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:               (973) 812-7425
---------------------------------------------------------------   --------------

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the 22,457,344 shares of voting stock held by non-affiliates of the Registrant, as of May 15, 1998 was $13,923,553 (assuming solely for purposes of this calculation that all directors, officers and greater than 5% stockholders of the Registrant are "affiliates").

The number of shares outstanding of the Registrant's Common Stock, par value $0.001 per share, as of May 15, 1998 was 36,404,703.

Documents incorporated by reference:  None.

PART I

This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding expected future revenues and expenses. Forward-looking statements relate to plans and expectations of the Company and are subject to risks and uncertainties, including the timely development and acceptance of new products in a constantly evolving telecommunications industry, the impact of competitive products and pricing, government regulations and other risks detailed from time to time in the Company's SEC reports.

Item 1:  Business

THE COMPANY
-----------

PICK Communications Corp. ("PICK" or the "Company") was incorporated in April 1984 under the laws of the State of Utah as S.T.V., Inc. In February 1986, the Company changed its name to Adolphus Companies, Inc. and to Prime International Products, Inc. ("Prime") in May, 1988. Prime ceased operations in late 1990.

In July, 1995, Prime changed its state of organization from Utah to Nevada. On September 12, 1995, Prime executed a Stock Purchase Agreement to exchange 16,500,000 shares of Prime's Common Stock for all of the common stock and warrants of Public Info/Comm Kiosk, Inc. ("Kiosk"), which made Kiosk a subsidiary of Prime. Kiosk was incorporated under the laws of New Jersey in August, 1992. Prime changed its name to PICK Communications Corp. in December 1995. Unless otherwise indicated, all references to "the Company" or "PICK" hereinafter include the business and operations of Kiosk prior to the September 12, 1995 transaction, and the combined companies thereafter. The transaction was a reverse acquisition accounted for as a re-capitalization of Kiosk.

GENERAL DEVELOPMENT OF THE BUSINESS
-----------------------------------

PICK is a telecommunications company headquartered in Wayne, NJ. PICK has two wholly owned subsidiaries - PICK, Inc., which markets and distributes prepaid telephone calling cards nationally and PICKNET INC., which provides international long distance services to other carriers and resellers. The Company also has a majority ownership of P.C.T. Prepaid Telephone, Inc., which markets and distributes a patented, prepaid cellular telephone system in the United States and Canada.

The Company's business strategy is to focus on expanding its facilities-based network and augmenting its capacity to terminate international traffic throughout the Middle East, Africa, Asia and Latin America. This expansion is expected to be facilitated by several reciprocal agreements that the Company has finalized for delivery of communications services into these regions. Because PICK is able to obtain termination rates through these contracts which are far more favorable than those available to the Company's competitors, management believes the result will be increased revenue and significantly higher gross profits.

PICK has installed two Siemens Telecom Networks Digital Central Office switches in New Jersey and Miami as international gateways, and will be deploying four additional "collection point" switches around the country over the next eighteen months. PICK has also signed a contract for satellite communications and is actively negotiating with several providers for Earth Station facilities and transatlantic, as well as domestic, fiber optic cable systems.

The Company has increased its sales from $23,000 in 1993 to $1.6 million in 1995, $5.9 million in 1996 and $9.0 million in 1997.

International Long Distance Services

In 1994, industry revenues for international long distance traffic originating in the U.S. were approximately $13.2 billion and grew at a compound annual rate of 13%, nearly double the 7% growth rate for the domestic long distance market. Moreover, international traffic provided revenue and gross profit per minute of more than five times that of domestic traffic.

The factors driving this growth include:

     o Deregulation of the telecommunications industry by the FCC in the United States.

     o New U.S. regulations regarding international settlement rates and direct agreements.

     o Deregulation and privatization of the telecommunications industry in developing countries.

     o Improvement of telecommunications infrastructure here and abroad.

     o Worldwide increases in voice and other data communications equipment.

     o Globalization of commerce.

Concurrently, major providers such as AT&T, MCI and Sprint have raised the threshold for wholesalers seeking to participate in the international long distance market by linking favorable rates to long term contracts, coupled with substantial commitment levels and hefty deposits. Only resellers able to meet these requirements have the opportunity to aggregate traffic from smaller resellers and negotiate even more favorable rates. Management believes that PICK is in a position to exploit its established presence in this market.

PICK purchases international long distance time from major network-based carriers and sells this time to other carriers and resellers via direct switch to switch connections. Carrier customers are straightforward and require little on-going maintenance, and the carrier segment of the business shares certain costs with the prepaid telephone calling card segment.

To gain rapid market entry without investment in major capital expenditures or a technical staff, PICK initially elected to contract for services with an experienced switch service provider. This strategy also allowed the Company to concentrate on marketing. However, PICK recently leased two Siemens Stromberg-Carlson DCO switches and established a technical staff in order to bring this segment of its business under direct Company control.

In late 1997, the Company entered into a reciprocal telecommunications agreement for international traffic termination in Africa, the Middle East and Asia, via satellite, with Gulfsat Communications Company, a communications company located in the Middle East. In March 1998, the term of the contract was extended to February 28, 2003. Under the contract, the Company is entitled to terminate up to 70,000,000 minutes per month in telecommunications services into the above regions, at rates that are significantly lower than those currently available to the Company or its competitors. To utilize this capacity, the Company is exploring access to earth stations in Nova Scotia, London, Puerto Rico and/or St. Thomas.

The Company has negotiated competitive rates with other carriers for delivery into most other areas of the world but continues to investigate lower cost alternatives, via direct connect, particularly in South and Central America.

In late 1996, the Company entered into a reciprocal telecommunications agreement with IDT Corporation ("IDT"), one of the Company's customers/carriers. Under the agreement, IDT agreed to purchase certain telecommunication services from the Company, and the Company agreed to purchase certain telecommunications services from IDT for a one year, renewable with consent of both parties.

In February, 1998, the Company amended its reciprocal telecommunications agreement with IDT. Pursuant to the amendment, IDT agreed to lend the Company $2,000,000 in working capital financing for one year. In return, the Company agreed to allow IDT to purchase telecommunications services to specified countries (up to a maximum of 10,000,000 minutes per month) at a preferred rate per minute and additional capacity available at the same rate charged to the Company's other customers. IDT's preferred purchasing arrangement is valid for one year commencing February 1998,

Primarily because of the attractive rates the Company can offer its customers to Africa, the Middle East and Asia, many first and second tier carriers have expressed interest in purchasing from the Company. The Company has finalized agreements to sell telecommunications services to several of these carriers and anticipates signing agreements with many of the remaining carriers in 1998.

Prepaid Telephone Calling Cards

For consumers who do not have access to long distance and international telephone services through a telephone or credit card, prepaid telephone calling cards represent a convenient and cost-effective way to obtain such access. Additionally, students, military personnel, foreign and domestic vacationers and business travelers, immigrants and visitors to the United States are also strong markets for prepaid telephone calling cards. Many businesses with mobile workforces now use prepaid telephone calling cards in order to allocate and budget expenditures on a monthly basis. Additionally, since calling cards are used extensively throughout the world, they are widely recognized and accepted.

The prepaid telephone calling card market has grown exponentially during recent years. Atlantic ACM, a research firm, estimated in the October 1997 issue of Intele-Card News that total prepaid calling card sales grew from $12 million in 1992 to $2.1 billion in 1996 and predicts that the market will grow to approximately $4.3 billion by the year 2001.

PICK entered the prepaid telephone calling card business in 1993 utilizing its own branded cards. However, during 1997, the Company concentrated on developing its international long distance business and did not devote significant resources to the prepaid telephone calling card market, which resulted in a reduction of the Company's revenues from prepaid calling cards compared with 1996. In 1998, the Company intends to emphasize the sale of private brand calling cards through one or more independent distributors, who will pay the Company for the cards prior to their activation. In order to execute this strategy, in February, 1998, the Company entered into a two-year agreement with a major distributor of prepaid telephone calling cards, Blackstone Calling Card, Inc. ("Blackstone" and the "Blackstone Agreement"). Under the terms of the Blackstone Agreement, as amended, after a six month phase-in period commencing April 27, 1998, Blackstone will purchase a minimum face value of $5,000,000 per month from the Company, which is expected to result in net revenues of approximately $3,000,000 per month to the Company. The Blackstone Agreement is also subject to termination by either party without cause at the end of year one, upon sixty days prior notice or by Blackstone if the Company fails to maintain overall network quality.

In addition, based upon inquiries from its contacts in the Middle East, the Company believes there is a substantial opportunity for the sale of prepaid calling cards in Africa, the Middle East and Asia. The Company is in active negotiations to establish relationships to distribute prepaid calling cards in five countries in the Middle East and Africa and will attempt to expand to other countries.

Prepaid Cellular Technology

The Company holds a license, from The Next Edge, Inc. ("NEI") for a patented prepaid cellular technology which utilizes an internal programmable, tamper-proof chip that allows the phone to operate for a prepaid amount of time, then switches off the power to the phone when the prepaid time is depleted. The license commenced in October, 1995, has an initial term of five years and an option for an additional five years. The agreement requires the Company to pay NEI a total of $500,000, payable at a rate of $25,000 per quarter for a period of five years, beginning Janaury 1, 1996. In 1996, the Company purchased treasury securities, which were used to, in substance, defease this obligation. The Company is also required to issue a total of 100,000 shares of its common stock to NEI in increments of 20,000 shares each year for five years beginning on January 1, 1996.

Customers

PICK's primary customers for its international long distance carrier services are carriers and resellers such as Athena International LLC, ComTech International, D.C. Communications, Corp., IDT Corporation, Innovative Telecom Corporation, Primus Telecommunications, Texcom USA and Trescom USA, Inc. PICK'S primary customers for its prepaid telephone calling card products are Sirgany International Corporation, Kwik Trip Corporation, North & South Distributors, and Prudential Insurance Company of America. In 1997, approximately 19% and 13% of revenues were from two customers, Trescom USA, Inc.
and D.C. Communications, Corp.

Competition

The international long distance services business is highly competitive and is affected by rapidly changing per minute rates to key international cities and countries. The Company's future success will depend upon its ability to compete with other carriers, providing high quality service at competitive prices. Some of PICK's competitors in the sale of international long distance services are other, similar carriers and resellers, such as Athena, ComTech, Ameritech, IDT, Primus and Trescom, as well as the "big four" (AT&T, MCI, Sprint, WorldCom).

The competition in the marketing and sale of prepaid telephone calling cards is intense at the retail level. Some telephone calling cards are marketed by companies which are well-established and have significantly greater financial, marketing, distribution, and personnel resources than the Company. These large companies already have name recognition and can implement extensive advertising and promotional campaigns. Other cards are sold by more transient companies that only survive for a short time. Many of these small companies advertise low calling prices. But they offset them with hidden charges. Thus, as previously stated, the Company will emphasize the sale of private brand calling cards through independent distributors in 1998.

The prepaid cellular telephone business is also a highly competitive one in which the ability to succeed depends on the quality of the product, the ease of its use and the resources available to market and continually improve it. Again, large companies and companies which have been able to enter the market already may have an advantage, however, PICK has a patented, proprietary chip-controlled prepaid cellular product. Recent prepaid cellular conferences and industry articles have indicated consumer dissatisfaction with the constraints of switch-based services available.

Patents and Trademarks

The Company and NEI are joint owners of a patent on the technology for a microprocessor-controlled prepaid cellular telephone system. The Company expects to implement international patent filings and/or registrations pertaining to such patent during 1998.

The Company has obtained trademark registrations for the names "Communicard by PICK(R)", "LOVE CALL(R)", "PICK(R)", "COMMUNICASH(R)", and "Las Americas (R)."

Employees

The Company employs a total of 13 full-time employees and also employs independent contractors for various purposes. The Company does not have employment agreements with its officers, and the employees are not represented by a labor union.
The Company believes that its employee relations are excellent.

Item 2:  Properties

The Company leases office space at Wayne Interchange Plaza II, 155 Route 46 West, Third Floor, Wayne, New Jersey 07470 under a lease that expires on September 30, 2001. In addition, the Company leases space where its digital central office telephone switching equipment is located in Jersey City, New Jersey (which expires September 1, 2000) and Miami, Florida (which expires July 1, 2000).

Item 3:  Legal Proceedings:

In February 1997, the Company commenced a mediation action against American Telephone & Telegraph ("AT&T") seeking $10 million in damages for breach of contract and fraudulent inducement and malicious conduct under a carrier agreement (the "Carrier Agreement") entered into in February 1996. The Company contracted with AT&T under the Carrier Agreement for inbound 800 service and outbound domestic and international long distance service. The Company claims that AT&T reneged on certain commitments to provide the Company with lower international rates than the Company was invoiced by AT&T. AT&T has claimed that the Company owes it in excess of $1,000,000. In 1996, the Company provided for a non-cash reserve of $1,750,000, which was reduced to $1,100,000 in the third quarter of 1997 and is a part of the Company's working capital deficiency. After two mediation sessions, AT&T indicated that it intended to withdraw from the mediation. Accordingly, on November 5, 1997, the Company filed for arbitration proceedings against AT&T. There can be no assurance that the Company will be able to prevail in this arbitration. Any adverse judgment or settlement could have a material impact on the Company's financial condition.

In April, 1998, the Company settled (without submitting an answer), a lawsuit which WorldCom Network Services, Inc. had filed in the Supreme Court, New York County on January 7, 1998. Under the settlement, PICK agreed to pay outstanding accounts payable owed to WorldCom of approximately $2.8 million, plus interest at 18%, in monthly payments to be made between April 27, 1998 and December 28, 1998. WorldCom has offered the Company an on-going contract for telecommunication services.

Item 4:  Submission of Matters to a Vote of Security Holders

On December 11, 1997, the Company held an annual meeting of shareholders to consider and vote upon (i) a proposal to elect Diego Leiva, Raymond M. Brennan, Robert R. Sams, Ricardo Maranon and Marilou C. Halvorsen as directors, (ii) an amendment to the Company's 1996 Employee Stock Option Plan to increase the number of shares available for issuance upon the exercise of options granted thereunder from 5,000,000 shares to 7,500,000 shares and (iii) to ratify the appointment of Durland & Company, CPAs as the Company's auditors. The number of votes cast for and against each of the foregoing proposals and the number of abstentions are set forth below.

(i)      Proposals to elect Directors:

                                                                        Withhold
                                                  For                  Authority                   Abstain
                                                  ---                  ---------                   -------
        Diego Leiva                        26,075,340                         97                         9
        Raymond M. Brennan                 26,075,341                         97                         9
        Robert R. Sams                     25,910,457                    165,000                         9
        Ricardo Maranon                    26,075,437                          0                         9
        Marilou C. Halvorsen               26,075,437                          0                         9
(ii) To increase the number of shares available for issuance under the 1996 Stock Option Plan:

                                                  For                    Against                   Abstain
                                                  ---                    -------                   -------
                                           22,879,376                    382,337                    46,250

(iii) To ratify the appointment of Durland & Company, CPAs as the Company's auditors:

                                                  For                    Against                   Abstain
                                                  ---                    -------                   -------
                                            25,860,760                    51,106                   164,570

                                            PART II

Item 5:  Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common stock has been traded on the over-the-counter market and reported on the OTC Bulletin Board under the symbol "PICK" since September, 1996. The Company's common stock had been traded in the over-the-counter market and reported on the OTC Bulletin Board under the symbol "PRMF" from August 17, 1995 through September 23, 1996. The following table sets forth the high and low bid prices of the Company's common stock as reported on the over-the-counter market for the periods indicated. The prices represent inter-dealer quotations, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                      Bid Prices
                                                      ----------
Period                                           High               Low
------                                           ----               ---
Calendar Year 1996
------------------
     First quarter                              $ 4.50             $ 2.00
     Second quarter                               4.06               2.44
     Third quarter                                3.50               0.87
     Fourth quarter                               0.75               0.19

Calendar Year 1997
------------------
     First quarter                              $ 0.78             $ 0.16
     Second quarter                               0.33               0.12
     Third quarter                                0.27               0.05
     Fourth quarter                               0.51               0.15

Calendar Year 1998
------------------
     First quarter                              $ 0.47             $ 0.20
     Second quarter, through
          May 15, 1998                            1.00               0.71

As of May 15, 1998, there were approximately 200 shareholders of record of the Company's common stock. The Company reasonably believes that there are in excess of 300 beneficial owners of its common stock.

The Company has never paid any cash dividends on its common stock and has no intention of doing so at this time. The Company intends to retain all its earnings for use in the business.

Item 6:  Selected Financial Data

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Report. The selected financial information for and as of the years ended December 31, 1997, 1996, 1995, 1994 and 1993 are derived from the Consolidated Financial Statements of the Company, which financial statements have been audited by Durland & Company, CPAs, P.A., independent certified public accountants. The Consolidated Balance Sheets as of December 31, 1997 and 1996 and the Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995 and the accountants' reports thereon are included elsewhere in this Report.

Statement of Operations Data:

                                                                   Years Ended December 31,
                                                                   ------------------------
                                         1997            1996              1995              1994            1993
                                         ----            ----              ----              ----            ----
Net sales                           $ 9,015,903      $ 5,869,682       $ 1,565,039        $ 529,913        $ 23,301
Cost of sales, excluding
  adjustments to reserve for
  contingent costs                    9,088,749        6,401,231         1,387,459          753,346          10,067
                                     ----------       ----------        ----------         --------         -------
Gross profit (loss) before
  adjustments to reserve for
  contingent costs                      (72,846)        (531,549)          177,580         (223,433)         13,234
Adjustments to reserve for
  contingent costs                      649,563       (1,749,563)                0                0               0
                                     ----------      -----------    --------------  --------------- ---------------

Adjusted gross profit (loss)            576,717       (2,281,112)          177,580         (223,433)         13,234

Operating expenses                   (2,270,630)      (2,952,646)       (1,203,625)      (1,027,147)       (171,340)
Other - net                          (7,805,889)       6,869,548           (44,996)               0               0
                                   ------------     ------------     ------------- ---------------- ---------------

Net loss                            $(9,499,802)     $ 1,635,790       $(1,071,041)     $(1,250,580)    $  (158,106)
                                    ===========      ===========       ===========      ===========     ============

Net loss per share - basic            $ (0.26)           $ 0.04          $ (0.03)
                                      =======            ======          ========


Balance Sheet Data:                                                     December 31,
                                                                       ------------
                                        1997            1996               1995            1994              1993
                                        ----            ----               ----            ----              ----

Working capital (deficit)           $(7,405,608)     $(3,152,216)      $(1,074,159)     $(1,127,590)       $(47,129)
                                    ===========      ===========       ===========      ===========        ========

Long-term liabilities                   794,905                0           400,000                0               0
                                    ===========      ===========       ===========      ===========        ========

Stockholders'
    equity (deficit)                 (7,093,114)         869,579          (846,407)      (1,021,686)        (32,106)
                                    ===========     ============         =========     ============       =========


Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Report.

Results of Operations

The Company generates revenues from the sale of telecommunication products and services, including international long distance services to other carriers and resellers and prepaid telephone calling cards to distributors for resale to retail outlets.

Year Ended December 31, 1997 as Compared with Year Ended December 31, 1996
--------------------------------------------------------------------------

Total revenues amounted to $9,015,903 for the twelve months ended December 31, 1997 ("1997") compared to $5,869,682 for the twelve months ended December 31, 1996 ("1996"). This represents an increase of $3,146,221, or 54%. For 1997, the Company generated international long distance revenue of $7,669,243 compared to $4,444,342 for 1996; the international long distance business began in May of 1996. Prepaid telephone calling card revenues were $1,346,660 for 1997, compared to $1,425,340 for 1996. This represents a decrease of $78,680, or 5.5%. This decrease reflects reductions in the Company's advertising and market changes which have resulted in product returns and reductions in repeat sales of calling cards.

The direct costs of international long distance and calling card services amounted to $9,088,749 (which excludes a $649,563 credit arising from reversal of a portion of the previously-provided contingency reserve related to billing disputes with AT&T - see Note 12 of Notes to the Consolidated Financial Statements) for 1997 compared to $6,401,231 (which excludes a $1,749,563 provision for contingent costs provided related to billing disputes with AT&T) for 1996. As a result, the gross margin was negative 0.8% of revenues for 1997, compared to a negative gross margin of 9.1% in 1996. Including the adjustments to the contingency reserve, gross margin would be 6.4% for 1997 and negative 38.9% for 1996.

The decrease in selling and marketing expenses were a direct result of a reduction in product advertising, largely due to market changes. The general and administrative costs increased primarily due to a need for increased outside professional assistance. In addition, there was a modest increase in personnel cost. Bad debt expense increased primarily because of the bankruptcy of one of the Company's international long distance customers.

The Company's loss from operations improved from $5,233,758 for 1996 to $1,693,913 for 1997. The primary reasons for this improvement are (i) improvement in gross margin (other than changes to the contingency reserve) of approximately $460,000, (ii) changes in amounts charged to the contingency reserve of approximately $2,400,000 and (iii) reductions in advertising expenses of approximately $1,040,000, offset by increases in general and administrative expenses (primarily rent, salaries and professional fees) of approximately $350,000. Absent changes in charges to the contingency reserve, the Company's operating loss would have improved by approximately $1,140,000.

The Company recognized approximately $9,900,000 in non-cash, non-operating losses in 1997 from losses from disposition of marketable equity securities and a write-off of the Company's investment in prepaid cellular telephone technology. The Company recognized approximately $8,400,000 in non-cash, non-operating income in 1996 from gains on disposition of marketable equity securities and a one-time license fee related to the Company's prepaid cellular telephone technology.

The Company initially did not report any gains or losses on the disposition of the marketable equity securities referred to above, as the Company believed that it was not appropriate to recognize losses on the acquisition of its and its subsidiary's common stock or on exchange of one investment in marketable equity securities for another. The Company subsequently determined that it would have been preferable to record these transactions based upon the fair value of the assets exchanged, resulting in the recognition of approximately $9,500,000 in losses. The Company is in the process of amending its quarterly reports on Form 10-Q for the quarters ended March 31, 1997, June 30, 1997 and September 30, 1997 to reflect this change.

Year Ended December 31, 1996 Compared with Year Ended December 31, 1995
-----------------------------------------------------------------------

On a consolidated basis, the Company generated revenues of $5,869,682 and $1,565,039 for the years ended December 31, 1996 and 1995, respectively. 1996 revenues consist of International Long Distance Services amounting to $4,444,342 and prepaid telephone calling card usage amounting to $1,425,340. The increase in revenues of $4,304,643, or 275%, was primarily the result of the Company's expansion into the International Long Distance Services business. The Company's prepaid telephone calling card revenues were $ 1,425,340, compared to $1,565,039 in 1995. While the Company believes the market for prepaid telephone calling cards continues to gain acceptance and growth, the Company held back on the marketing of these cards in 1996 (due to switching facility shortcomings) until pending upgrades were completed in late 1996.

The gross margin loss (excluding the $1,749,563 provision for contingency) of $531,549, was 9.1% of net sales for the year ended December 31, 1996, compared to a gross margin of $177,580 (or 11.3%) for the year ended December 31, 1995. The gross margin loss in 1996 compared to 1995 is primarily attributable to the start-up costs incurred relating to the international long distance services and the continued low volumes associated with both prepaid telephone calling cards and international long distance services. The vast proportion of the sales activity (75.7%) in 1996 related to international long distance services activity compared to 0% in 1995, while all of sales in 1995 related to prepaid telephone calling card activity compared to 24.3% in 1996.

Total operating expenses were $2,952,646 and $1,203,625 for the years ended December 31, 1996 and 1995, respectively, representing an increase of $1,749,021, or 145.3%. Selling and marketing expenses for 1996 amounted to $1,077,766 compared to $257,487 in 1995, an increase of $820,279, or 319%. These expenses are primarily attributable to the expansion of total revenue activities and the establishment of a distribution network to support the Company's planned pre-paid products. As a result, marketing expenses were 18.4% of total revenues for the year ended December 31, 1996, compared to 16.5% of revenues for the year ended December 31, 1995.

General and administrative expenses of $1,473,376 for the year ended December 31, 1996 were higher than those of the prior year by $600,363, or 68.8%, primarily associated with the establishment of a staff ($512,479), facility ($28,796) and office expense ($43,178) to support higher levels of operations. Operating expenses include depreciation of $39,258 and $30,475 for the years ending December 31, 1996 and 1995, respectively, as well as amortization expense of $142,500 in 1996 relating to the prepaid cellular technology procured late in

1995. No amortization was recorded in 1995. The interest expense represents an accrual of interest relating to a bank loan in 1996; the 1995 interest expense relates to a disputed vendor charge, which was subsequently settled in 1996 in the Company's favor.

The Company realized a net operating loss of $5,233,758 in 1996, compared to a net operating loss of $1,026,045 in 1995, an unfavorable change of $4,207,713. In addition, the Company realized non-cash gains related to investments in marketable equity securities in 1996 of $4,784,000 and non-cash license fees of $3,650,000.

Liquidity and Capital Resources

The Company had negative cash flow from operations of $419,672 for 1997, compared with negative cash flow from operations of $1,218,381 and $1,045,603 for 1996 and 1995, respectively. However, delinquent accounts payable at December 31, 1997 are significantly greater than at the end of the prior two periods. If the Company had the financial resources to satisfy its trade liabilities as timely as in prior years, the cash flow from operations in 1997 would have been no better than a negative $1,500,000.

The Company has a working capital deficit of $7,405,608 at December 31, 1997 as compared with a deficit of $3,152,216 at December 31, 1996. The Company's accounts payable and other operating liabilities increased by $2,529,708 during 1997, which, along with a $250,000 short-term loan from an individual and an increase in loans from the Company's principal stockholder from $25,152 to $170,000 has been the source of capital to finance the Company's operating losses during the period. In order to assure the Company's survival, it is essential that the Company (i) restructure its operations so that operating profits are generated and (ii) obtain additional capital.

In the fourth quarter of 1997, the Company signed a one-year agreement, with a company located in the Middle East, for termination of long distance services to approximately 60 countries in Africa, Asia and the Middle East, at rates that are a significant improvement over rates paid by the Company in 1997. Management believes that, once equipment is installed and tested, the Company will be able to re-sell time at margins that are markedly improved over those historically generated by the Company's operations. In the first quarter of 1998, the term of this contract was extended to expire in the first quarter of 2003. Building the capacity to handle this volume of telephone traffic will require the Company to lease or buy, during the next twelve months, several million dollars of telephone switching and signal compression equipment, fiber optic cable and satellite ground stations, which will require the Company to obtain additional, lease, debt and/or equity financing. While the Company believes it will be able to obtain the necessary financing, there is no assurance that the Company will be successful in obtaining such financing.

In 1997, the Company leased two central office telephone switches (with a value of approximately $940,000) and related facilities, which will obligate the Company to approximately $40,000 per month in additional facility and equipment rent. The Company is currently negotiating terms to lease compression equipment, fiber optic cable and additional central office switches. The Company has leased access to one ground station and is investigating purchasing or leasing additional access.

In the first quarter of 1998, the Company amended its existing agreement with IDT. Under the terms of the amendment, the Company agreed to sell IDT up to 10,000,000 minutes per month of long distance traffic at favorable rates and IDT agreed to lend the Company $2,000,000, consisting of $500,000 when the transaction was signed, $1,000,000 was funded in April, 1998 and the remaining $500,000 is scheduled to be advanced in May, 1998. The loan bears interest at 9% and matures in February, 1999.

In the first quarter of 1998, the Company signed a two-year agreement with a distributor of prepaid telephone calling cards. Under the agreement, after a six month "ramp-up" period, the distributor agreed to a monthly minimum purchase of $5,000,000 face value of prepaid telephone calling cards from the Company, which is expected to result in net revenues of approximately $3,000,000 per month to the Company.

Because of the time required to build and test capacity, the Company does not expect to realize any significant revenues or operating income from either of the above contracts until late in the second quarter of 1998. Until that time, Management anticipates that revenues will be lower than those for the comparable periods in 1997 and the Company will continue to generate operating losses.

In April, 1998, the Company borrowed $1,000,000. The loan is unsecured, bears interest at 10% and matures July 1, 1998. In consideration for advancing the funds, the lenders received warrants to purchase 1,000,000 shares of the Company's common stock at $0.35 per share, which are exercisable on or before April 1, 2001.

The Company is also pursuing other sources of capital. While the Company believes it will be successful in its efforts to raise sufficient capital and to restructure its operations so that it may continue as a going concern, there can be no assurance that the Company will be successful.

Impact of Year 2000

The Company believes that many of its suppliers and customers may have year 2000 issues ("Year 2000 Issues") which could affect the Company. Many older computer software programs recognize only the last two digits of the year in any date (e.g.: "98" for "1998"). These programs were designed and developed without considering the impact of the upcoming change in century. If the software is not reprogrammed or replaced, many computer applications could fail or create erroneous results by or at the Year 2000. The Company will commence a program to pursue compliance of resolving this issue with whom it electronically interconnects. It is not possible, however, to quantify the overall cost of resolving this issue for the Company's suppliers and customers. The Company has been advised that its own software has been designed and developed with a resolution of the Year 2000 Issue and, as such, the Company presently believes that the cost of fixing the Year 2000 Issue will not have a material effect on the Company's current financial position, liquidity or results of operations.

Item 8:  Financial Statements and Supplementary Data

The Company's financial statements are included in a separate section of this report, following Item 14.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10:  Directors and Executive Officers of the Registrant

Set forth below are the names of all directors and executive officers of the Company, along with certain information relating to the business experience of each of the listed officers.

             Name                      Age                             Position
             ----                      ---                             --------
Diego Leiva                            46                  President, Chief Executive Officer and Chairman

Raymond M. Brennan                     60                  Vice President, Secretary, Director

Robert R. Sams                         59                  Director

Ricardo Maranon (1)                    53                  Director

Marilou C. Halvorsen (1)               33                  Director

Hans d'Orville (2)                     48                  Director

Karen M. Quinn                         50                  Vice President of Operations and Corporate
                                                               Communications

Robert S. Bingham                      49                  Vice President and Chief Financial Officer

----------------
(1) Member of audit and compensation committees.

(2) Appointed to the Board of Directors on April 23, 1998.

Diego Leiva founded Public Info/Comm Kiosk, Inc., a New Jersey corporation, which is currently a wholly-owned subsidiary of the Company, in August 1992, and has served as PICK's Chairman of the Board, Chief Executive Officer and President since that time. He has held the same positions with the Company since its reorganization pursuant to the Reorganization Plan in September 1995. From 1989 through July 1992, Mr. Leiva served as Director of Sales for Apertus Technologies, Inc., a computer telecommunications sales firm. Prior thereto, he was Vice President of Marketing and Sales for Market Makers, Inc., Chief Operating Officer of Silo, Inc., and President of Astroglow Lamps Company. See "Certain Relationships and Related Transactions."

Raymond M. Brennan has served as Vice President and Secretary of PICK since May 1994 and Director since June 1994. He has held the same positions with the Company since September 1995. From April 1990 to April 1994, Mr. Brennan served as Executive Vice President and General Counsel of EOL, Inc., a full service event production and marketing company. From January 1982 to March 1990, Mr. Brennan served as Vice President of Business Affairs for Radio City Music Hall Productions, Inc., where he administered both the Purchasing and Legal Departments. See "Certain Relationships and Related Transactions."

Robert R. Sams has served as director of the Company since September 1995 and of PICK since November 1994. He has been engaged in merchant banking, corporate finance, acquisitions and financial advisory services since founding Saicol Limited in 1983.

Ricardo Maranon has served as director of the Company since September 1995 and of PICK since December 1994. He has served as President of the Florida-based advertising agency Maranon & Associates Advertising since founding that company in 1985.

Marilou C. Halvorsen has served as director of the Company since June of 1997. She has been Executive Director of the New Jersey Amusement Association since 1995 and was recently named to the Board of Directors of the New Jersey Travel Industry Association.

Hans d'Orville has served as a director since April 23, 1998. He holds both a Masters and a Doctorate in Economics from the University of Konstanz in Germany. Since 1975, he has served in various capacities in international organizations and diplomacy. His most recent positions include Executive Coordinator of the InterAction Council and Director of Information Technologies for Development Programme at the United Nations Development Programme. He is a member of several international committees and boards.

Karen M. Quinn has been Vice President of Operations and Corporate Communications of the Company since September 1995. Ms. Quinn has also worked for PICK since December 1992, having become its Vice President of Operations in May 1994. Previously, Ms. Quinn was a Business Manager in the health care industry for 22 years, and Vice-President of Operations at two computer sales and service companies over a period of six years.

Robert S. Bingham has been Vice President and Chief Financial Officer of the Company since September 17, 1997. He served as a director of Frankel & Topche P.C., CPAs from February, 1995 through September, 1997; Vice President and Chief Financial Officer of Smith Management Company (a privately-held investment management company) from April, 1993 through April, 1994; Vice President Finance of Prime Hospitality Corp. (a NYSE-listed hotel investment and management company) from November, 1985 through April, 1993 and as an auditor and consultant for Ernst & Young, LLP, Certified Public Accountants from July, 1976 though October, 1985.

Pursuant to Section 16 of the Exchange Act, the Company's Directors and executive officers and beneficial owners of more than 10% of the Company's common stock, par value $0.001 ("Common Stock") or warrants are required to file certain reports, within specified time periods, indicating their holdings of and transactions in the Common Stock and derivative securities. Based solely on a review of such reports provided to the Company and written representations from such persons regarding the necessity to file such reports, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company's fiscal year ended December 31, 1997, except that Ms. Halvorsen and Mr. Bingham each filed one late Form 3.

Item 11:  Executive Compensation

Directors currently receive no cash compensation for serving on the Board of Directors or any Committee of the Board, other than reimbursement of travel expenses incurred by them and their spouses in attending Board meetings held outside the New York Metropolitan area. Two of the Directors are employees of the Company. Each of the Directors has received restricted stock and stock options from the Company. Entities affiliated with certain Directors have received restricted stock and/or stock options and have entered into business arrangements with the Company.

The following table sets forth all compensation awarded to, earned by, or paid to the Executive Officer named therein for all services rendered to the Company during the three fiscal years ending December 31, 1997. No other Executive Officer of the Company ("Named Executive Officer") received total compensation in excess of $100,000 during any of the last three years:

Summary Compensation Table

                              Annual Compensation
                              -------------------

                                                                   Securities
Name and                                                           Underlying
Positions                   Year            Salary ($)            Stock Options
---------                   ----            ----------            -------------

Diego Leiva                 1997            $150,000               750,000 (2)
Chief Executive             1996            $150,000               500,000 (2)
Officer and                 1995            $93,750(1)
Chairman of the
Board of Directors

(1) Mr. Leiva was entitled to compensation of $150,000 in 1995 and 1994. The amounts not paid to Mr. Leiva, $56,250 for 1995 and $73,477 for 1994, or an aggregate of $129,727 were paid in 1996 as follows: (i) on December 3, 1996, the Company and Mr. Leiva agreed to an exchange of $100,000 of such accrued salary for 400,000 shares of Common Stock of the Company at a purchase price per share of $0.25, the closing asked price per share of such stock on that date; (ii) the remaining balance of $29,727 in unpaid salary accrued to Mr. Leiva was paid in cash to Mr. Leiva in 1996.

(2) Options to purchase 500,000 shares granted in 1996, at prices varying from $0.875 to $0.9625 per share were cancelled and re-issued in 1997 at $0.19 per share.

The Company maintains a $250,000 term life insurance policy for Diego Leiva, for which the Company paid $1,257 and $1,186 in 1997 and 1996, respectively.

Option Grants in Last Fiscal Year

The table below contains certain information concerning stock options granted to the Named Executive Officer, named in the Summary Compensation Table, during the year ended December 31, 1997:

                                                                                            Potential Realizable Value at
                Number of       Percent of Total                                         Assumed Annual Rates of Stock Price
               Securities            Options                                                Appreciation for Option Term
               Underlying          Granted to           Exercise                            ----------------------------
                 Options          Employees in            Price         Expiration              5%                10%
                 Granted           Fiscal year          ($/Share)          Date                 ($)               ($)
                 -------           -----------          ---------          ----                 ---               ---
Diego Leiva      250,000               9.1%              $0.30          June 2, 2000            $11,822        $24,825
                 131,578               4.8%               0.19          July 9, 2000              3,941          8,275
                 368,422              13.4%               0.19          July 9, 2000             11,034         23,170

Aggregated Option Exercises in Last Fiscal Year and Year End Option Values

The table below includes information regarding the value realized on option exercises and the market value of unexercised options held by the Named Executive Officer named in the Summary Compensation Table during the year ended December 31, 1997:

                                                                                    Value of
                                                                   Number of       Unexercised
                                                                  Unexercised     In-the-Money
                                 Shares                             Options          Options
                                Acquired                         at FY-End(#)     at FY-End ($)
                                on Exer-           Value         Exercisable/     Exercisable/
                Name            cise (#)       Realized ($)      Unexercisable    Unerecisable
                ----            --------       ------------      -------------    ------------
         Diego Leiva                  0                   0       750,000/0        45,000/0 (1)

(1) As of December 31, 1997, the market value of the shares was $0.28 cents, compared to the option exercise prices of $0.19 and $0.30.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee was an officer or employee of the Company or any of its subsidiaries during the prior year or was formerly an officer of the Company or of any of its subsidiaries. None of the Executive Officers of the Company has served on the Compensation Committee during the last fiscal year of any other entity, any of whose officers served on the Compensation Committee of the Company.

Employee Benefit Plans

Other than stock options, the Company does not currently have, nor during the 1997 fiscal year did it have, any other long-term incentive plans.

Item 12:  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of May 15, 1998, the number of shares of the Company's outstanding Common Stock beneficially owned by (i) each Director and nominee for Director of the Company, (ii) each Executive Officer named under the heading "Directors and Executive Officers" above, (iii) each beneficial owner of more than 5% of the Company's Common Stock and (iv) all of the Company's Executive Officers and Directors as a group:

Name and Address                          Amount and Nature of
of Beneficial Owner                     Beneficial Ownership (1)                   Percentage (2)
-------------------                     ------------------------                   --------------

Diego Leiva (11)                              13,288,609      (3)(4)                        35.6%

Robert R. Sams                                 1,115,000         (5)                         3.0%

Ricardo Maranon                                1,276,000      (5)(6)                         3.4%

Raymond M. Brennan (11)                        1,411,500      (7)(8)                         3.8%

Karen M. Quinn (11)                            1,291,250         (8)                         3.5%

Robert S. Bingham  (11)                           75,000         (9)                         0.2%

Marilou C. Halvorsen                             590,000        (10)                         1.6%

Hans d'Orville                                   109,000        (12)                         0.3%
Greg Manning
775 Passaic Avenue
West Caldwell, New Jersey 07006                4,112,289        (13)                        11.3%

All executive officers and directors
as a group (8 persons)                        19,156,359                                    46.0%


 (1) Unless otherwise noted, all shares are beneficially owned and the sole voting and investment power is held by the person indicated.

 (2) Based on 36,404,703 shares outstanding as of May 15, 1998. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person and which are convertible or exercisable within sixty (60) days of such date pursuant to Rule 13d-3 under the Securities Exchange Act of 1934 (the "Exchange Act") have been converted or exercised.

 (3) Includes 4,290,000 shares beneficially owned by Mr. Leiva's wife.

 (4) Includes incentive stock options to purchase up to 131,578 shares of the Company's Common Stock at $.0.19 per share, 250,000 shares at $0.30 per share and 150,000 shares at $0.41 per share and non-qualified stock options to purchase up to 368,422 shares of the Company's Common Stock at $0.19 per share pursuant to options under the Plan.

 (5) Includes non-qualified stock options to purchase up to 900,000 shares of the Company's Common Stock, including 500,000 shares at $0.17 per share, 250,000 shares at $0.27 per share and 150,000 shares at $0.37 per share pursuant to the Plan.

 (6) Includes 37,250 shares of the Company's Common Stock beneficially owned by Mr. Maranon's daughter.

 (7) Includes 250,000 shares beneficially owned by Mr. Brennan's wife.

 (8) Includes incentive stock options to purchase up to 191,176 shares at $0.17 per share, 250,000 shares at $.27 per share and 150,000 shares at $0.37 per share and non-qualified stock options to purchase up to 308,824 shares at $0.17 per share pursuant to the Plan.

 (9) Includes non-qualified stock options to purchase up to 50,000 shares at $0.37 per share. Excludes incentive stock options to purchase up to 250,000 shares at $0.25 per share vesting in September, 1998; incentive stock options to purchase up to 200,000 shares and non-qualified stock options to purchase up to 50,000 shares, all at $0.50 per share, vesting in September, 1999.

(10) Includes non-qualified stock options to purchase up to 250,000 shares at $0.27 per share and 300,000 shares at $0.37 per share pursuant to the Plan.

(11) The address of this person is c/o the Company, 155 Route 46 West, 3rd Floor, Wayne, New Jersey 07470.

(12) Includes non-qualified stock options to purchase up to 100,000 shares at $0.99 per share.

(13) These shares are held by Greg Manning Auctions, Inc. A company of which Greg Manning, a former director of the Company, is an officer and stockholder.

Item 13:  Certain Relationships and Related Transactions

On June 2, 1997, the Company granted 250,000 options to purchase shares of Common Stock of the Company each to Diego Leiva, Raymond Brennan, Karen Quinn, Robert Sams, Ricardo Maranon and Marilou Halvorsen, all exercisable at $0.27 per share, except that Mr. Leiva's exercise price is $0.30 (10% over the market value on June 2, 1997).

On July 9, 1997, the Company granted 500,000 options to purchase shares of Common Stock of the Company each to Diego Leiva, Raymond Brennan, Karen Quinn, Robert Sams and Ricardo Maranon, all exercisable at $0.17 per share, except that Mr. Leiva's exercise price is $0.19 per share (10% over the market value on July 9, 1997).

On September 16, 1997, the Company granted Robert Bingham 250,000 options to purchase shares of Common Stock of the Company exercisable at $0.25 per share and 250,000 options exercisable at $0.50 per share.

On February 20, 1998, the Company granted 150,000 options each to Diego Leiva, Raymond Brennan, Karen Quinn, Robert Sams and Ricardo Maranon, all exercisable at $0.37 per share, except that Mr. Leiva's exercise price is $0.41 per share (10% over the market value on February 20, 1998).

On February 20, 1998, the Company granted 300,000 options to Marilou Halvorsen exercisable at $0.37 per share and 50,000 options to Robert Bingham exercisable at $0.37 per share.

On April 23, 1998, the Company granted 100,000 options to Hans d'Orville exercisable at $0.99 per share.

PART IV

Item 14:  Exhibits, Financial Statement Schedules and Reports of Form 8-K.

(a) 1.  Financial Statements                                              Page
----------------------------                                              ----

Report of Certified Public Accountants                                     F-1

Consolidated Balance Sheets at December 31, 1997 and 1996                  F-2

Consolidated Statements of Operations for the Years Ended
   December 31, 1997, 1996 and 1995                                        F-3

Consolidated Statement of Stockholders' Equity for the Years Ended
   December 31, 1997, 1996 and 1995                                        F-4

Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1997, 1996 and 1995                                        F-5

Notes to Consolidated Financial Statements                                 F-7

(a) 3.  Exhibits
----------------

3.1     Amended Articles of Incorporation (1)
3.2     By-Laws(2)
4.1 Form of Warrant Agreement between Registrant and certain holders of warrants.
10.1 Distributor Agreement, dated February 11, 1988, between the Registrant and Blackstone Calling Card, Inc. (the "Blackstone Agreement")

10.2    Amendment dated April 13, 1998 to the Blackstone Agreement

10.3    Amendment dated April 27, 1998 to the Blackstone Agreement
10.4 Reciprocal Telecommunications Agreement, dated December 4, 1997, between Picknet, Inc. and Gulfsat Communications Company (the "Gulfsat Agreement")
10.5    Amendment, dated March 7, 1998, to the Gulfsat Agreement
10.6 Promissory Note, dated April 2, 1998, between the Registrant and Wolfson Equities
10.7 Letter Agreement, dated April 2, 1998, between the Registrant and Wolfson Equities
10.8 Reciprocal Telecommunications Agreement, dated November 11, 1996 between Picknet, Inc. and IDT Corporation (the "IDT Agreement")
10.9    Amendment, dated November 11, 1996, to the IDT Agreement
10.10 Promissory Note, dated February 12, 1998 between Picknet, Inc. and IDT Corporation
10.11 Form of Lease Agreement between Telecommunications Finance Group and PICK Communications, Corp.
21.1    Subsidiaries of the Registrant (1)
23.1    Consent of Independent Certified Public Accountants
27.1    Financial Data Schedule
-------------
(1) Incorporated herein by reference from Exhibits to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.
(2)  Incorporated herein by reference from Exhibits to Registrant's Form 10.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


PICK COMMUNICATIONS CORP.


By: /s/   Diego Leiva
    ------------------
    President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates stated:


Signature                                   Title                                               Date
---------                                   -----                                               ----
/s/  Diego Leiva                            President, CEO (Principal                           May 29, 1998
-------------------------                   Executive Officer and Chairman)
Diego Leiva


/s/  Robert S. Bingham
-------------------------
Robert S. Bingham                           Vice President and Chief Financial                  May 29, 1998
                                            Officer (Principal Financial Officer)

/s/  Raymond M. Brennan                     Vice President, Secretary and Director              May 29, 1998
-------------------------
Raymond M. Brennan

/s/  Karen M. Quinn                         Vice President of Operations and                    May 29, 1998
-------------------------                   Corporate Communications
Karen M. Quinn

/s/  Robert R. Sams                         Director                                            May 29, 1998
-------------------------
Robert R. Sams

/s/  Ricardo Maranon                        Director                                            May 29, 1998
-------------------------
Ricardo Maranon

/s/  Marilou C. Halvorsen                   Director                                            May 29, 1998
-------------------------
Marilou C. Halvorsen

                                       22

                     Report of Certified Public Accountants



To:    The Board of Directors
       PICK Communications Corp.
       Wayne, New Jersey

We have audited the accompanying consolidated balance sheets of PICK Communications Corp. and its Subsidiaries (the "Company") as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1997 and 1996 consolidated financial statements referred to above present fairly, in all material respects, the financial position of PICK Communications Corp. and its Subsidiaries as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company has experienced significant losses, resulting in a deficit equity position. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Durland & Company, CPAs, P.A.


Palm Beach, Florida
April 29, 1998

                            PICK Communications Corp.
                           Consolidated Balance Sheets
                                  December 31,

                                                                                      1997             1996
                                                                                      ----             ----
        ASSETS
CURRENT ASSETS:
    Cash                                                                            $    44,400      $    87,712
    Accounts receivable, net                                                            451,818          778,180
    Prepaid telephone card inventory                                                      2,054           23,914
    Prepaid advertising                                                                       0        2,458,155
    Prepaid expenses and other current assets                                           123,762           82,252
                                                                                    -----------      -----------
        Total current assets                                                            622,034        3,430,213
                                                                                    -----------      -----------
FIXED ASSETS:
    Furniture and equipment, net                                                      1,000,083           90,571
                                                                                    -----------      -----------
OTHER ASSETS:
    Security deposits                                                                    24,396                0
    Prepaid cellular patent and rights, net                                                   0          583,705
    Investment in marketable equity securities                                          171,000        4,812,660
                                                                                    -----------      -----------
        Total other assets                                                              195,396        5,396,365
                                                                                    -----------      -----------

Total assets                                                                        $ 1,817,513      $ 8,917,149
                                                                                    ===========      ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Short term debt                                                                  $1,000,000      $   750,000
    Current portion of capital leases                                                   146,128                0
    Accounts payable                                                                  4,480,815        1,072,052
    Deferred revenue - prepaid calling cards                                            681,653        1,667,388
    Reserve for contingent liability                                                  1,100,000        1,749,563
    Advances from stockholder                                                           170,000           25,152
    Accrued compensation due stockholders                                                53,525           43,698
    Other current liabilities                                                           395,521        1,274,576
                                                                                    -----------      -----------
                                                                                      8,027,642        6,582,429
                                                                                    -----------      -----------
Capital leases, less current portion                                                    794,905                0
                                                                                    -----------      -----------
        Total liabilities                                                             8,822,547        6,582,429
                                                                                    -----------      -----------
Minority interest in consolidated subsidiary                                             88,080        1,465,141

STOCKHOLDERS' EQUITY (DEFICIT):
    Common stock, $0.002 par value at December 31, 1996, $0.001 par value at
      December 31, 1997; authorized 75,000,000 shares; 43,697,516 issued and
      43,217,516 outstanding at December 31, 1996; 43,325,317
      issued and 36,059,817 outstanding at December 31, 1997                             43,325           87,395
    Additional paid in capital in excess of par                                       5,886,825        6,399,720
    Warrants                                                                             21,242                0
    Stock subscription receivable                                                             0         (600,000)
    Treasury stock                                                                   (3,072,222)        (602,089)
    Unrealized gain (loss) on marketable equity securities                               38,000       (3,904,965)
    Retained earnings (deficit)                                                     (10,010,284)        (510,482)
                                                                                    -----------      -----------
        Total stockholders' equity (deficit)                                         (7,093,114)         869,579
                                                                                    -----------      -----------

Total liabilities and stockholders' equity (deficit)                                $ 1,817,513      $ 8,917,149
                                                                                    ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                            PICK Communications Corp.
                      Consolidated Statements of Operations
                            Years ended December 31,

                                                                    1997                1996                1995
                                                                    ----                ----                ----
    REVENUES:
Sales of long distance services                                 $ 7,669,243         $ 4,444,342         $         0
Sales of prepaid calling cards                                    1,346,660           1,425,340           1,565,039
                                                                -----------         -----------         -----------
    Total revenues                                                9,015,903           5,869,682           1,565,039
                                                                -----------         -----------         -----------

    COST OF SALES:
Cost of sales                                                     9,088,749           6,401,231           1,387,459
                                                                -----------         -----------         -----------

Gross profit (loss) before adjustment to provision
    for contingent costs                                            (72,846)           (531,549)            177,580

Adjustment to provision for contingent costs                        649,563          (1,749,563)                  0
                                                                -----------         -----------         -----------

Gross profit (loss)                                                 576,717          (2,281,112)            177,580

    OPERATING EXPENSES:
Sales and marketing                                                  39,960           1,077,766             257,487
General and administrative                                        1,796,869           1,473,376             873,013
Depreciation                                                         38,031              39,258              30,475
Amortization                                                        142,500             142,500                   0
Bad debt expense                                                    253,270             219,746              42,650
                                                                -----------         -----------         -----------
    Total operating expenses                                      2,270,630           2,952,646           1,203,625
                                                                -----------         -----------         -----------

Loss from operations                                             (1,693,913)         (5,233,758)         (1,026,045)
                                                                -----------         -----------         -----------

    OTHER INCOME (EXPENSE):
Interest expense                                                   (157,669)            (19,802)            (45,033)
Gain on in-substance defeasance                                           0              53,080                   0
License fees                                                              0           3,650,000                   0
Gain (loss) on disposal of fixed assets                                   0             (50,271)                  0
Write-off of intangible asset                                      (441,205)                  0                   0
Net gains (losses) on marketable equity securities               (9,449,079)          4,784,000                   0
                                                                -----------         -----------         -----------
    Total other income (expense)                                (10,047,953)          8,417,007             (45,033)
                                                                -----------         -----------         -----------

Income (loss) before minority interest in subsidiary
    loss and income taxes                                       (11,741,866)          3,183,249          (1,071,078)

Benefit (provision) for deferred income taxes                     1,808,000          (1,808,000)                  0

Minority interest in subsidiary loss                                434,064             260,541                  37
                                                                -----------         -----------         -----------

Net income (loss)                                               $(9,499,802)        $ 1,635,790         $(1,071,041)
                                                                ===========         ===========         ===========

Net income (loss) per common share - basic                          $ (0.26)             $ 0.04            $ (0.03)
                                                                    ========            =======            =======

Weighted average shares outstanding - basic                      36,958,530          41,991,502          40,442,516
                                                                ===========         ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                            PICK Communications Corp.
                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 1997, 1996 and 1995

                                                                                          Unrealized
                                  Additional                      Stock                 Gain (Loss) on                     Total
                        Common      Paid in                   Subscription   Treasury     Marketable     Retained      Stockholders'
                        Stock      Capital      Warrants       Receivable     Stock      Securities      (Deficit)        Equity
                        -----      -------      --------       ----------    -----      ----------      ---------        ------
Balance,
 January 1, 1995       $ 53,545   $        0   $       0        $       0    $       0   $        0      $(1,075,231)   $(1,021,686)
Transactions: A)         (6,080)     238,980           0                0            0            0                0        232,900
              B)         31,200    1,779,800           0         (800,000)           0            0                0      1,011,000
              C)          2,420            0           0                0            0            0                0          2,420
 Net (loss)                   0            0           0                0            0            0       (1,071,041)    (1,071,041)
                       --------   ----------   ---------        ---------    ---------    ---------       ----------     ----------
Balance,
   December 31, 1995     81,085    2,018,780           0         (800,000)           0            0       (2,146,272)      (846,407)

Transactions  D)          5,300    4,219,700           0         (125,000)           0            0                0      4,100,000
              E)              0            0           0                0     (602,089)           0                0       (602,089)
              F)          1,010      161,240           0                0            0            0                0        162,250
              G)              0            0           0          325,000            0            0                0        325,000
    Valuation reserve         0            0           0                0            0   (3,904,965)               0     (3,904,965)
    Net income                0            0           0                0            0            0        1,635,790      1,635,790
                       --------   ----------   ---------        ---------    ---------    ---------       ----------     ----------
Balance,
   December 31, 1996     87,395    6,399,720           0         (600,000)    (602,089)  (3,904,965)        (510,482)       869,579

Transactions  H)        (43,697)      43,697           0                0            0            0                0              0
              I)           (600)    (599,400)          0          600,000            0            0                0              0
              J)              0            0           0                0   (2,470,133)           0                0     (2,470,133)
              K)            227       42,808           0                0            0            0                0         43,035
              L)              0            0      21,242                0            0            0                0         21,242
    Valuation reserve         0            0           0                0            0    3,942,965                0      3,942,965
     Net (loss)               0            0           0                0            0            0       (9,499,802)    (9,499,802)
                       --------   ----------   ---------        ---------    ---------    ---------       ----------     ----------
Balance,
    December 31, 1997  $ 43,325  $ 5,886,825  $   21,242        $       0  $(3,072,222)  $   38,000     $(10,010,284)   $(7,093,114)
                       ========  ===========  ==========        =========  ===========   ==========     ============    ===========

A) 16,665,000 shares of common stock exchanged for 100% of the issued and outstanding common stock of Public Info/Comm Kiosk, Inc., accounted for as a reorganization. Also reflects 8,277,516 shares of the Company outstanding at the time of the reorganization. The Company had 24,942,516 shares outstanding subsequent to this reorganization.
B) Sale of shares: 3,000,000 shares in return for 1,000,000 shares of Foxwedge, Inc. valued at $6,000; 4,500,000 shares in return for $250,000 cash, (with an individual who subsequently became a director of the Company); 500,000 shares in return for cancellation of a $250,000 note payable; 1,500,000 shares in return for $82,500 cash (with an officer/director of the Company); 100,000 shares in return for prepaid cellular patent pending and rights valued at $212,500; 5,000,000 shares in return for 5,000,000 restricted shares of Firenze, Ltd. valued at $10,000 and 1,000,000 shares in return for $200,000 cash and $800,000 in subscriptions receivable. Shares outstanding:
   40,300,516.
C) Common stock issued for services, valued at $0.01 per share. Shares outstanding: 40,542,516.
D) Sale of shares: 250,000 shares in return for $125,000 cash and $125,000 in subscriptions receivable; 1,150,000 shares in return for prepaid advertising valued at $2,700,000 and 1,250,000 shares in return for 500,000 shares of Ultimistics, Inc. valued at $1,275,000. Shares outstanding: 43,192,516.
E) Reacquisition of shares: 230,000 shares for $29,500 cash and 250,000 shares for $15,000 cash, prepaid calling cards and unused prepaid advertising. Shares outstanding: 42,712,516.
F) Shares issued for services: 50,000 shares for $50,000 of legal services; 455,000 shares for $100,000 of salary due to an officer/stockholder and $12,250 of other employee services. Shares outstanding: 43,217,516.
G) Collection of subscriptions receivable.
H) Reduction in par value for $0.002 to $0.001 per share.
I) Cancellation of 600,000 shares subscribed. Shares outstanding: 42,617,516.
J) Reacquisition of shares: 750,000 shares in return for unused prepaid advertising with a book value of $2,038,155; 35,500 shares in return for $11,978 cash and 6,000,000 in return for shares of Firenze, Ltd. and Ultimistics, Inc. Shares outstanding: 35,832,016.
K) Shares issued to employees and others as compensation. Shares outstanding:
   36,059,817.
L) Warrants for purchase of 250,000 shares of common stock at $0.50 per share, exercisable for three years, issued for placement of short term debt.

   The accompanying notes are an integral part of these financial statements.

                           PICK Communications Corp.
                     Consolidated Statements of Cash Flows
                            Years ended December 31,

                                                                       1997              1996             1995
                                                                       ----              ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                $ (9,499,802)      $ 1,635,790     $ (1,071,041)
Adjustments to reconcile net income (loss) to cash
        used in operating activities:
    Non-cash loss (gain) on marketable securities                   9,449,079        (4,784,000)               0
    Non-cash revenue - license fees                                         0        (3,650,000)               0
    Non-cash gain on in-substance defeasance                                0           (53,080)               0
    Non-cash advertising expense                                            0           256,845                0
    Stock and warrants issued for services                             64,277           162,250            2,420
    Depreciation and amortization                                     180,531           181,758           30,475
    Write-off of intangible asset                                     441,205                 0                0
    Loss on abandonment of fixed assets                                     0            50,271                0
    Minority interest in subsidiary loss                             (434,064)         (260,541)               0
    Bad debt expense                                                  253,270           219,746           42,650
    Adjustment to provision for contingent liabilities               (649,563)        1,749,563                0
    Provision (benefit) for deferred income taxes                  (1,808,000)        1,808,000                0
    Changes in operating assets and liabilities:
        Decrease (increase) in accounts receivable                     73,092          (163,490)        (693,856)
        Decrease (increase) in prepaid telephone card inventory        21,860           143,177         (119,193)
        Decrease (increase) in other operating assets                 (65,906)           32,539         (503,495)
        Increase (decrease) in accounts payable                     3,408,763           880,161         (294,994)
        Increase (decrease) in deferred revenue                      (985,735)          862,005          479,786
        Increase (decrease) in other operating liabilities           (868,679)         (289,375)       1,081,645
                                                                  -----------       -----------       ----------
Net cash (used in) operating activities                              (419,672)       (1,218,381)      (1,045,603)
                                                                  -----------       -----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in debt securities                                               0          (371,920)               0
Purchase of fixed assets                                               (6,510)          (65,966)         (38,706)
                                                                  -----------         ---------       ----------
Net cash (used in) investing activities                                (6,510)         (437,886)         (38,706)
                                                                  -----------       -----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash                                                0           250,000        1,015,400
Common stock issued for cash by subsidiary                                  0           527,612                0
Acquisition of treasury stock for cash                                (11,978)          (44,500)               0
Payments received on stock subscriptions receivable                         0           200,000                0
Funds advanced on third-party debt                                    250,000           750,000          250,000
Payments on third-party debt                                                0           (75,000)         (85,000)
Funds advanced by stockholder                                         170,000            75,152                0
Payments on stockholder advances                                      (25,152)          (50,000)          (3,035)
                                                                  -----------       -----------       ----------
Net cash provided by financing activities                             382,870         1,633,264        1,177,365
                                                                  -----------       -----------       ----------

Net increase (decrease) in cash                                       (43,312)          (23,003)          93,056

CASH, beginning of period                                              87,712           110,715           17,659
                                                                  -----------       -----------       ----------

CASH, end of period                                               $    44,400       $    87,712       $  110,715
                                                                  ===========       ===========       ==========

   The accompanying notes are an integral part of these financial statements.

                            PICK Communications Corp.
                Consolidated Statements of Cash Flows (Continued)
                            Years ended December 31,

                                                                       1997              1996             1995
                                                                       ----              ----             ----
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid during the period                                   $    75,877       $     8,271       $        0
                                                                  ===========       ===========       ==========

Non-cash financing activities:

    Assets acquired under capital leases                              941,033                 0                0
                                                                  ===========       ===========       ==========
    Book value of marketable equity securities exchanged for
        common stock of the Company and its subsidiary              6,390,625                 0                0
                                                                  ===========       ===========       ==========
    Book value of marketable equity securities exchanged for
        other marketable equity securities                          4,085,000                 0                0
                                                                  ===========       ===========       ==========
    Book value of prepaid advertising and telephone cards
        exchanged for common stock of the Company
         and its subsidiary                                         2,458,155           557,589                0
                                                                  ===========       ===========       ==========
    Stock issued for investment in marketable equity securities             0         1,275,000           16,000
                                                                  ===========       ===========       ==========
    Stock issued to retire note payable                                     0                 0          250,000
                                                                  ===========       ===========       ==========
    Stock issued to acquire intangible assets                               0                 0          212,500
                                                                  ===========       ===========       ==========
    Stock issued for subscriptions receivable                               0           125,000          882,500
                                                                  ===========       ===========       ==========
    Stock issued to acquire prepaid advertising                             0         2,700,000                0
                                                                  ===========       ===========       ==========
    Insubstance defeasance                                                  0           425,000                0
                                                                  ===========       ===========       ==========

   The accompanying notes are an integral part of these financial statements.

                            PICK Communications Corp.
                   Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Principles

Description of Business:

PICK Communications Corp. (the "Company") acts as a wholesaler of long distance telephone services and sells, through distributors, prepaid telephone calling cards. The Company is headquartered in Wayne, New Jersey and also leases facilities and telephone switching equipment in Jersey City, New Jersey and Miami, Florida.

Organization and Basis of Presentation

The Company was incorporated in the State of Utah in 1984 as S.T.V., Inc., changing its name to Adolphus Companies, Inc. in 1986, to Prime International Products, Inc. in 1988 and to PICK Communications Corp. in 1995. The Company had no operations between 1990 and September, 1995. On September 12, 1995, the Company acquired Public Info/Comm Kiosk, Inc. ("PICK, Inc.") in a stock for stock exchange. The accompanying consolidated financial statements reflect operations of PICK, Inc. prior to September 12, 1995.

Certain amounts in the accompanying consolidated financial statements at December 31, 1996 and 1995 and for the years then ended have been reclassified from the presentation in previously-issued financial statements to conform with the presentation at December 31, 1997.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Minority interest represents the minority shareholders' proportionate share of the equity and loss of PCT Prepaid Telephone, Inc. ("PCT"). Although the Company owned less than 50% of PCT during 1996 and at December 31, 1996, the Company maintained effective control of PCT and, in the first quarter of 1997, the Company acquired an additional 33% of the outstanding shares of PCT, bringing its ownership to 79%.

Use of Estimates

The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition and revenues and expenses for the years then ended. Actual results could differ from those estimates.

Revenue Recognition

Sales of long distance time are recognized at the time the service is provided, as reported by the switch. The Company defers revenue related to prepaid calling cards (which is recorded net of distributor discounts) and recognizes revenue as the time is used.

Concentration of Credit Risk

In 1997, approximately 19% and 13% of revenues were from two customers; in 1996, approximately 36% and 25% of revenues were from two customers and in 1995, approximately 35% and 15% of revenues were from two customers. The Company performs periodic credit evaluations of its customers, but generally does not require collateral.

                            PICK Communications Corp.
                   Notes to Consolidated Financial Statements


(1)  Summary of Significant Accounting Principles, Continued

Concentration of Credit Risk, Continued

Accounts receivable consist of the following at December 31, 1997 and 1996:

                                                  1997              1996
                                                  ----              ----

        Accounts receivable                  $ 778,315         $ 942,343
        Reserve for bad debts                  326,497           164,163
                                            ----------         ---------
        Accounts receivable - net            $ 451,818         $ 778,180
                                             =========         =========

Five customers comprise 35.6%, 19.8%, 16.4%, 13.1% and 10.2% of gross accounts receivable at December 31, 1997. Two customers accounted for 29.5% and 13.1% of gross accounts receivable at December 31, 1996. The Company also purchases telecommunications services from many of its customers. Frequently, accounts receivable are settled by set-off against liabilities with the same party.

Prepaid Telephone Card Inventory

Card inventory is composed of costs to produce cards, including printing and freight, and is valued at the lower of cost or market. Inventory is relieved and charged to cost of sales when cards are activated.

Fixed Assets

Fixed assets are stated at cost. Depreciation is computed using the straight line method over the estimated useful lives of the assets (3, 5 or 7 years).

Intangible Asset

The Company's intangible assets (patent related to prepaid cellular technology) are valued at cost and amortized over their estimated useful lives of five years. The unamortized balance was written-off at December 31, 1997 (Note 4).

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") number 109 ("Accounting for Income Taxes"). Current and deferred income tax assets and liabilities are recognized in the financial statements based upon events that have been recognized in the financial statements and measured based upon the income tax laws enacted at the time of the events. Valuation allowances are established to reduce income tax assets to the amount estimated to be realized, based upon currently-available evidence.

Net Loss Per Share

Net loss per share - basic is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Net loss per share - diluted is not presented because the inclusion of common share equivalents would be anti-dilutive.

(2) Prepaid Advertising

In 1996, the Company acquired prepaid advertising valued at $2,700,000 in exchange for 1,000,000 shares of its common stock. In return for the unused portions of the advertising, 250,000 of those shares were returned to the Company in 1996 and the remaining 750,000 shares in 1997.

                            PICK Communications Corp.
                   Notes to Consolidated Financial Statements


(3) Furniture and Equipment

Furniture and equipment consists of the following at December 31, 1997 and 1996:

                                                        1997              1996
                                                        ----              ----

    Office furniture and equipment - at cost      $  127,538         $ 121,028
    Less accumulated depreciation                    (68,488)          (30,457)
                                                  ----------         ---------
                      Net                             59,050            90,571
                                                  ----------         ---------

    Telephone switching equipment
        acquired under capital leases                941,033                 0
                                                 -----------         ---------

    Net furniture and equipment                  $ 1,000,083         $  90,571
                                                 ===========         =========

(4) Prepaid Cellular Telephone Technology

In October, 1995, the Company acquired the world-wide rights to market, distribute, sell and manufacture a prepaid cellular telephone technology for $712,500, $212,500 of which was paid by issuance of 100,000 shares of the Company's stock. A United States patent was granted related to this technology in the first quarter of 1998. Although the Company believes this technology may prove to have value, the technology generated no revenues in 1997 and the Company elected to write-off its remaining investment ($441,205) as of December 31, 1997.

(5) Investment in Marketable Equity Securities

During 1996, the Company acquired 4,700,000 restricted shares of the common stock of Ultimistics, Inc. ("Ultimistics"): (i) 500,000 shares for 1,000,000 shares of the common stock of Foxwedge Inc. it owned, recording a gain of $1,194,000, (ii) 2,000,000 shares for 5,000,000 shares of the common stock of Firenze, Ltd. it owned, recording a gain of $3,590,000, (iii) 500,000 shares in return for 1,250,000 shares of the Company's stock, (ivi) 1,500,000 shares in return for two, five-year license agreements (Note 11) and (v) 200,000 shares from the sale, by PCT, of its common stock (Note 7).

During the first quarter of 1997, the Company, in four separate transactions, disposed of all of its shares of Ultimistics, along with $420,000 of prepaid advertising, in return for (i) 1,000,000 shares of the Company's common stock,
(ii) 10,000,000 shares of PCT (Note 7), and (iii) 380,000 restricted shares of the common stock of Fairbanks, Inc. (which subsequently changed its name to Jet Vacations, Inc. "JETV"). The Company recorded losses of $9,399,079 on these transactions.

At December 31, 1997, the Company owned 380,000 restricted shares the common stock of JETV and 500,000 restricted shares of Internet Channel, Inc. The market value per share of JETV was $1.50. Because the shares are restricted and there is very limited trading activity in JETV stock, the Company believes the fair value to be approximately 30% of the market price, or $171,000 at December 31, 1997. 200,000 of the JETV shares are pledged as security for the Company's bank loan (Note 6) and 100,000 of the JETV shares are pledged to one of the Company's vendors. In 1997, the Company wrote-off its investment in Internet Channel, Inc., recognizing a loss of $50,000.

 (6)  Short Term Debt

Short term debt consists of $750,000 in outstanding loans from a bank as of December 31, 1997 and 1996 and $250,000 borrowed from an individual as of December 31, 1997.

The bank borrowing bears interest at the bank's prime rate plus 4%, matures on May 31, 1998 and is secured by the Company's accounts receivable and 200,000 shares of the common stock of JETV owned by the Company.

                            PICK Communications Corp.
                   Notes to Consolidated Financial Statements

(6)  Short Term Debt, Continued

The amount borrowed from an individual was repaid in April, 1998. As additional compensation for lending the Company funds, the individual was granted warrants (exercisable over three years) to purchase 250,000 shares of the Company's common stock at $0.50 per share. In return for extending the maturity date of the loan from March 9, 1998 to April 13, 1998, the individual was granted warrants for an additional 125,000 shares on the same terms.

(7)  Transactions Involving Stock in Subsidiary

During 1996, the Company's subsidiary, PCT, sold 19,250,000 of its shares of common stock to several unrelated parties. The proceeds consisted of approximately $525,000 in cash and 200,000 shares of the common stock of Ultimistics, which was valued at $800,000.

During the first quarter of 1997, the Company, in four separate transactions, acquired 16,250,000 shares of the common stock of PCT:

        (i) 6,250,000 shares (along with 5,000,000 shares of the Company's common stock) for 5,000,000 shares of the common stock of Firenze.
        (ii) 1,000,000 shares (along with 1,000,000 shares of the Company's common stock) for 1,000,000 shares of the common stock of Ultimistics.
       (iii)    4,000,000 shares for 1,500,000 shares of Ultimistics.
        (iv) 5,000,000 shares for $420,000 in prepaid advertising and 300,000 shares of Ultimistics.

In 1997, the Company recognized losses on disposition of marketable equity securities of approximately $2,900,000 related to the acquisition of PCT shares.

(8)  Commitments

The Company leases facilities and equipment under operating and capital leases. The future minimum payments under such leases as of December 31, 1997 are as follows:

                                                       Operating      Capital
                                                        Leases        Leases
                                                        ------        ------

                                            1998     $ 327,120       $ 251,188
                                            1999       327,120         251,188
                                            2000       240,720         251,188
                                            2001        86,600         251,188
                                            2002             0         251,188
                                                     ---------       ----------

                                  Total payments     $ 981,560       1,255,940
                                                     =========       ---------

              Less amounts representing interest                      (314,907)
                                 Current portion                      (146,128)
                                                                     ---------
    Capital lease obligations, long-term portion                     $ 794,905
                                                                     =========

Rental expense under operating leases was $106,586, $45,315 and $10,280 in 1997, 1996 and 1995, respectively.

                            PICK Communications Corp.
                   Notes to Consolidated Financial Statements


(9)  Income Taxes

The deferred tax liability at December 31, 1996 of $1,808,000 is reflected as a reduction of "Unrealized gain (loss) on marketable equity securities" in the accompanying balance sheet.

The Company's deferred tax assets at December 31, 1997 and 1996 consist of the following:

                                             1997                    1996
                                             ----                    ----

Approximate tax benefit from net operating loss carryforwards:
              Federal                     $1,800,000             $ 1,261,900
              State                          300,000                 222,100
                                          ----------             -----------
                                           2,100,000               1,484,000
             Less valuation allowance     (2,100,000)             (1,484,000)
                                          ----------            ------------
             Net deferred tax assets      $        0            $          0
                                          ==========            ============

The deferred tax assets are comprised of the tax benefit of net operating loss carryforwards of approximately $5,500,000 and $3,700,000 at December 31, 1997 and 1996, respectively, which expire $1,000,000 in 2009, $1,100,000 in 2010,
$1,600,000 in 2011 and $1,800,000 in 2012.

(10) Related Party Transactions

The Company purchased advertising services of $123,837 and $10,541, in 1996 and 1995, respectively, from an entity controlled by an individual who is a stockholder and director of the Company. In conjunction with the purchase of prepaid advertising in 1996 (Note 2), the Company issued 150,000 shares of its common stock to this same individual.

(11) License Agreements

In the first quarter of 1996, the Company entered into two, five-year license agreements for distribution of its prepaid cellular telephone technology (Note
5) in specified overseas markets. The licensee paid initial, non-refundable license fees valued at $3,600,000, and was to pay additional royalties on its gross revenues from sales of the technology. The initial fees were paid by transfer of 1,500,000 shares of the restricted common stock of Ultimistics to the Company. In the first quarter of 1997, the Company cancelled the license agreements for non-performance.

(12) Litigation and Reserve for Contingent Liability

The Company is, from time to time, party to litigation that arises in the ordinary course of its business operations or otherwise. Except as described below, the Company is not presently a party to any litigation that it believes would have a material adverse effect on its business.

In February 1997, the Company commenced a mediation action against American Telephone & Telegraph ("AT&T") seeking $10 million in damages for breach of contract and fraudulent inducement and malicious conduct under a carrier agreement (the "Carrier Agreement") entered into in February 1996. The Company contracted with AT&T under the Carrier Agreement for inbound 800 service and outbound domestic and international long distance service. The Company claims that AT&T reneged on certain commitments to provide the Company with lower international rates than the Company was invoiced by AT&T. AT&T has claimed that the Company owes it in excess of $1,000,000. In 1996, the Company provided for a non-cash reserve of $1,750,000, which was reduced to $1,100,000 in the third quarter of 1997 and is a part of the Company's working capital deficiency. After two mediation sessions, AT&T indicated that it intended to withdraw from the mediation. Accordingly, on November 5, 1997, the Company filed for arbitration proceedings against AT&T. There can be no assurance that the Company will be able to prevail in this arbitration. Any adverse judgment or settlement could have a material impact on the Company's financial condition.

                            PICK Communications Corp.
                   Notes to Consolidated Financial Statements

(12) Litigation and Reserve for Contingent Liability, Continued

In April, 1998, the Company settled (without submitting an answer), a lawsuit which WorldCom Network Services, Inc. had filed in the Supreme Court, NY County on January 7, 1998. Under the settlement, PICK agreed to pay outstanding accounts payable owed to WorldCom of approximately $2.8 million, plus interest at 18%, in monthly payments to be made between April 27, 1998 and December 28, 1998.


(13) Stock Option Plan

In February, 1996, the Company adopted a stock option plan for employees and directors. The following summarizes activity under the plan:

                                                   Year Ended                             Year Ended
                                               December 31, 1997                       December 31, 1996
                                     --------------------------------------- --------------------------------------
                                                        Weighted Average                       Weighted Average
                                        Shares           Exercise Price        Shares           Exercise Price
                                     -------------    ---------------------- ------------   -----------------------
Outstanding at beginning of period      3,500,000            $ 0.878                   0              -

Options canceled                       (3,500,000)           $ 0.878                   0              -

Granted                                 4,500,000            $ 0.230           3,500,000           $ 0.878

                                       ----------                              ---------
Outstanding at end of period            4,500,000            $ 0.230           3,500,000           $ 0.878
                                       ==========                              =========

The Company applies Accounting Principles Board Opinion number 25, "Accounting for Stock Issued to Employees," in accounting for stock-based compensation plans. Accordingly, no compensation expense has been recognized in the accompanying statements of operations for stock options granted to employees. Had compensation been recorded, based upon the fair value (calculated under the methodology in Statement on Financial Accounting Standards ("SFAS") number 123, "Accounting for Stock-Based Compensation") at the grant date for awards under the Company's stock option plan, the Company's income (loss) per share would have been changed as shown below:

                                                                    1997              1996              1995
                                                                    ----              ----              ----
Net income (loss), as reported                               $  (9,499,802)        $ 1,635,790      $ (1,071,041)
Pro-forma compensation expense                                    (638,878)           (340,114)                0
                                                             -------------         -----------      ------------
Pro-forma net income (loss)                                  $ (10,138,680)        $ 1,295,676      $ (1,071,041)
                                                             =============         ===========      ============

Income (loss) per share, as reported                              $ (0.26)           $  0.04           $ (0.03)
                                                                  =======            =======           =======
Pro-forma net income (loss) per share                             $ (0.27)           $  0.03           $ (0.03)
                                                                  =======            =======           =======

The fair value of the options at the date of grant was estimated using the Black-Scholes option pricing model with the following model assumptions: risk free rate of return of 6% (1997) and 6.26% (1996); no dividend yield for all years; expected life of three years and volatility of 134% (1997) and 68%
(1996).

(14) Going Concern Matters

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated statements of operations, the Company has incurred operating losses and negative cash flow from operations in 1997, 1996 and 1995. In addition, the Company has a working capital deficiency of $7,405,608 at December 31, 1997. Substantially all of the debts of

                            PICK Communications Corp.
                   Notes to Consolidated Financial Statements

(14)   Going Concern Matters, Continued

the Company mature or are subject to payment agreements calling for payment before the end of 1998. Without the Company extending the payout terms, negotiating additional long-term financing arrangements and additional equity, or increasing revenues and/or decreasing expenses, these facts, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability assets or the classification of liabilities should the Company be unable to continue as a going concern.

As discussed in the following footnote, the Company has obtained additional short-term financing during the first four months of 1998 and has contracts in place that management believes will allow the Company to generate positive operating income starting in the second or third quarter of 1998. The Company is also negotiating with several potential investors to raise additional funds through private placement of debt and/or equity. The Company believes that these plans, if successfully implemented, will enable it to continue as a going concern. However, there can be no assurance that the Company will be successful in either generating positive operating income or raising additional funds in the immediate future.

(15)   Subsequent Events

In the first quarter of 1998, the Company amended its existing agreement with IDT Corporation ("IDT"), one of its long distance customers. Under the terms of the amendment, the Company agreed to sell IDT up to 10,000,000 minutes per month of long distance traffic at favorable rates and IDT agreed to lend the Company $2,000,000, $500,000 when the transaction was signed, $1,000,000 was funded in April, 1998 and the remaining $500,000 is to be advanced in May, 1998. The loan bears interest at 9% and matures in February, 1999. In addition, IDT receives a warrant to purchase one share of the Company's common stock for each five dollars loaned, at an exercise price equal to the closing price for the Company's common stock at the date immediately prior to the date of the advance. In connection with these advances, the Company has issued 100,000 warrants with an exercise price of $0.24 per share and 200,000 warrants with an exercise price of $1.00 per share and is obligated to issue 100,000 warrants when the final advance is made.

In February, 1998, the Company entered into a two-year agreement with a major distributor of prepaid telephone calling cards, Blackstone Calling Card, Inc. ("Blackstone" and the "Blackstone Agreement"). Under the terms of the Blackstone Agreement, as amended, after a six month phase-in period commencing April 27, 1998, Blackstone will purchase a minimum face value of $5,000,000 per month from the Company, which is expected to result in net revenues of approximately $3,000,000 per month to the Company. The Blackstone Agreement is also subject to termination by either party without cause at the end of year one, upon sixty days prior notice or by Blackstone if the Company fails to maintain overall network quality.

In April, 1998, the Company borrowed $1,000,000. The loan is unsecured, bears interest at 10% and matures July 1, 1998. In consideration for advancing the funds, the lenders received warrants to purchase 1,000,000 shares of the Company's common stock at $0.35 per share, which are exercisable on or before April 1, 2001. The placement agent for this loan received warrants to purchase 250,000 shares of the Company's common stock at $0.35 per share.

In April,1998, the Company entered into an agreement with WorldCom Network Services, Inc., one of its vendors to pay approximately $2,800,000 in accounts payable in monthly installments, plus interest at an annual rate of 18%, through December, 1998.

(16)   New Accounting Pronouncements

In June, 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS number 130, " Reporting Comprehensive Income," which establishes standards for reporting comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources.

                            PICK Communications Corp.
                   Notes to Consolidated Financial Statements


(16)   New Accounting Pronouncements, Continued

Management is currently evaluating the financial statement and disclosure impact of SFAS number 130. The disclosures prescribed by SFAS number 130 must be made beginning with the quarter ended March 31, 1998.

In June, 1997, the FASB issued SFAS number 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for companies to report information about operating segments in annual financial statements. Management is currently evaluating the financial statement and disclosure impact of SFAS number 131. The disclosures prescribed by SFAS number 131 must be made beginning with the year ended December 31, 1998.