Form 10-Q/A
period 1997-03-31
PICK COMMUNICATIONS CORP
filed 1998-06-17
CIK 1006282

                                   FORM 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes   x   No
                  -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                               Outstanding at May 15, 1997
Common Stock, $.001 Par Value                          35,867,016


(See Index to Sections of this Document on Page 2)

                            PICK Communications Corp.


                                Table of Contents


                                                                      Page No.
PART I            Financial Information

Item 1:  Financial Statements                                            3
         Consolidated Balance Sheets                                     4
         Consolidated Statements of Operations                           5
         Consolidated Statements of Stockholders' Equity                 6
         Consolidated Statements of Cash Flows                           7
         Notes to the Consolidated Financial Statements                  9

Item 2: Management's Discussion and Analysis of Financial
        Condition and Results of Operations                             17

PART II           Other Information:

Item 1   Legal Proceedings                                              20
Item 2   Changes in Securities                                          20
Item 3   Defaults Upon Senior Securities                                20
Item 4   Submission of Matters to a Vote of Security Holders            20
Item 5   Other Information                                              21
Item 6   Exhibits and Reports on Form 8-K                               21

SIGNATURES                                                              22

PART I   Financial Information

Item 1 - Financial Statements:

Financial Information

The consolidated financial statements for the three months ended March 31, 1997 and March 31, 1996 are derived from the consolidation of the PICK Communications Corp, (the "Company" or "PCC") Public Info/Comm Kiosk, Inc., ("PICK"), P.C.T. Prepaid Telephone, Inc. ("PCT") and PICKNET, Inc. (PICKNET).

                            PICK Communications Corp.
                           Consolidated Balance Sheets

                                                                                       December 31,            March 31,
                                                                                          1996                 1997 (*)
                                                                                      -------------           -----------
                                                                                                              (Unaudited)
        ASSETS
CURRENT ASSETS:
    Cash                                                                               $    87,712            $   116,781
    Accounts receivable, net                                                               778,180              1,442,037
    Prepaid telephone card inventory                                                        23,914                 13,868
    Prepaid advertising                                                                  2,458,155                      0
    Prepaid expenses and other current assets                                               82,252                 74,377
                                                                                       -----------            -----------
        Total current assets                                                             3,430,213              1,647,063
                                                                                       -----------            -----------

Furniture and equipment, net                                                                90,571                 87,924
                                                                                       -----------            -----------

OTHER ASSETS:
    Prepaid cellular patent and rights, net                                                583,705                534,425
    Investment in marketable equity securities                                           4,812,660                 85,910
                                                                                       -----------            -----------
        Total other assets                                                               5,396,365                620,335
                                                                                       -----------            -----------

Total assets                                                                           $ 8,917,149            $ 2,355,322
                                                                                       ===========            ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Short term debt                                                                    $   750,000            $   750,000
    Accounts payable                                                                     1,072,052              2,196,090
    Deferred revenue - prepaid calling cards                                             1,667,388              1,448,407
    Reserve for contingent liability                                                     1,749,563              1,749,563
    Advances from stockholder                                                               25,152                      0
    Accrued compensation due stockholders                                                  145,448                 56,349
    Other current liabilities                                                            1,172,826              1,460,396
                                                                                       -----------            -----------
        Total current liabilities                                                        6,582,429              7,660,805
                                                                                       -----------            -----------

Minority interest in consolidated subsidiary                                             1,465,141                114,099

STOCKHOLDERS' EQUITY (DEFICIT):
    Common stock, $0.002 par value at December 31, 1996, $0.001 par value at
      March 31, 1997; authorized 75,000,000 shares; 43,697,516 issued and
      43,217,516 outstanding at December 31, 1996; 43,097,516
      issued and 35,832,016 outstanding at March 31, 1997                                   87,395                 43,098
    Additional paid in capital in excess of par                                          6,399,720              5,844,017
    Stock subscription receivable                                                         (600,000)                     0
    Treasury stock                                                                        (602,089)            (3,072,222)
    Unrealized gain (loss) on marketable equity securities                              (3,904,965)               (97,090)
    Retained earnings (deficit)                                                           (510,482)            (8,137,385)
                                                                                       -----------            -----------
        Total stockholders' equity (deficit)                                               869,579             (5,419,582)
                                                                                       -----------            -----------

Total liabilities and stockholders' equity (deficit)                                   $ 8,917,149            $ 2,355,322
                                                                                       ===========            ===========

(*) Amounts have been restated for certain items as more fully described in
    Note 2 - Restatement of Financial Information.

   The accompanying notes are an integral part of these financial statements.

                            PICK Communications Corp.
                      Consolidated Statements of Operations
                          Three Months Ended March 31,
                                   (UNAUDITED)

                                                                   1996                  1997 (*)
                                                               ------------            ------------
    REVENUES:
Sales of long distance services                                $      1,837            $  2,150,519
Sales of prepaid calling cards                                      510,829                 287,713
                                                               ------------            ------------
    Total revenues                                                  512,666               2,438,232
                                                               ------------            ------------

    COST OF SALES:
Cost of sales                                                       598,662               2,416,909
                                                               ------------            ------------

Gross profit (loss)                                                 (85,996)                 21,323

    OPERATING EXPENSES:
Sales and marketing                                                  56,383                   1,554
General and administrative                                          502,126                 381,527
Depreciation                                                          8,026                   6,298
Amortization                                                         35,625                  35,575
Bad debt expense                                                      5,193                  26,292
                                                               ------------            ------------
    Total operating expenses                                        607,353                 451,246
                                                               ------------            ------------

Loss from operations                                               (693,349)               (429,923)
                                                               ------------            ------------

    OTHER INCOME (EXPENSE):
Interest expense                                                    (10,330)                (13,944)
License fees                                                      3,600,000                       0
Net gains (losses) on marketable equity securities                4,784,000              (9,399,079)
                                                               ------------            ------------
    Total other income (expense)                                  8,373,670              (9,413,023)
                                                               ------------            ------------

Income (loss) before minority interest in subsidiary
    loss and income taxes                                         7,680,321              (9,842,946)

Benefit (provision) for income taxes                             (2,154,000)              1,808,000

Minority interest in subsidiary loss                                  6,654                 408,043
                                                               ------------            ------------

Net (loss)                                                     $  5,532,975            $ (7,626,903)
                                                               ============            ============

Net income (loss) per common share - basic                     $       0.13            $      (0.19)
                                                               ============            ============

Weighted average shares outstanding - basic                      42,755,713              39,884,372
                                                               ============            ============

(*) Amounts have been restated for certain items as more fully described in
    Note 2 - Restatement of Financial Information.

   The accompanying notes are an integral part of these financial statements.

                            PICK Communications Corp.
                 Consolidated Statements of Stockholders' Equity
                                   (UNAUDITED)


                                                                              Unrealized
                                      Additional      Stock                 Gain (Loss) on                      Total
                             Common    Paid in    Subscription   Treasury     Marketable      Retained      Stockholders'
                             Stock     Capital     Receivable     Stock       Securities      (Deficit)        Equity
                             ------   ----------   ----------    --------   ---------------   ---------     -------------
Balance,
   December 31, 1996         87,395    6,399,720    (600,000)    (602,089)    (3,904,965)       (510,482)        869,579

Transactions  A)            (43,697)      43,697           0            0              0               0               0
              B)               (600)    (599,400)    600,000            0              0               0               0
              C)      (*)         0            0           0   (2,470,133)             0               0      (2,470,133)
    Valuation reserve (*)         0            0           0            0      3,807,875               0       3,807,875
     Net (loss)       (*)         0            0           0            0              0      (7,626,903)     (7,626,903)
                           --------   ----------    --------  -----------     ----------    ------------     -----------
Balance,
    March 31, 1997    (*)  $ 43,098   $5,844,017    $      0  $(3,072,222)    $  (97,090)   $ (8,137,385)    $(5,419,582)
                           ========   ==========    ========  ===========     ==========    ============     ===========

A) Reduction in par value from $0.002 to $0.001 per share.
B) Cancellation of 600,000 shares subscribed. Shares outstanding: 42,617,516.
C) Reacquisition of shares: 750,000 shares in return for unused prepaid advertising with a book value of $2,038,155; 35,500 shares in return for $11,978 cash and 6,000,000 shares in return for shares of Firenze, Ltd. and Ultimistics, Inc. Shares outstanding: 35,832,016.



















(*) Amounts have been restated for certain items as more fully described in
    Note 2 - Restatement of Financial Information.

   The accompanying notes are an integral part of these financial statements.

                            PICK Communications Corp.
                      Consolidated Statements of Cash Flows
                             Three Months Ended 31,
                                   (UNAUDITED)

                                                                             1996                  1997(*)
                                                                          -----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                         $ 5,532,975            $(7,626,903)
Adjustments to reconcile net income (loss) to cash provide by
        (used in) operating activities:
    Non-cash loss (gain) on marketable securities                          (4,784,000)             9,399,079
    Non-cash income - license fees                                         (3,600,000)                     0
    Stock issued for services                                                  29,500                      0
    Depreciation and amortization                                              43,651                 41,873
    Minority interest in subsidiary loss                                       (6,654)              (408,043)
    Bad debt expense                                                            5,193                 26,292
    Provision (benefit) for deferred income taxes                           1,808,000             (1,808,000)
    Changes in operating assets and liabilities:
        Decrease (increase) in accounts receivable                           (184,571)              (679,548)
        Decrease (increase) in prepaid telephone card inventory               (15,774)                10,046
        Decrease (increase) in other operating assets                         (38,417)                 7,875
        Increase (decrease) in accounts payable                               434,084              1,124,038
        Increase (decrease) in deferred revenue                                72,245               (218,981)
        Increase (decrease) in other operating liabilities                    188,997                198,471
                                                                          -----------            -----------
Net cash provided by (used in) operating activities                          (514,771)                66,199
                                                                          -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets                                                       (3,105)                     0
                                                                          -----------            -----------
Net cash (used in) investing activities                                        (3,105)                     0
                                                                          -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash                                                  125,000                      0
Common stock issued for cash by subsidiary                                    135,000                      0
Acquisition of treasury stock for cash                                              0                (11,978)
Payments received on stock subscriptions receivable                           150,000                      0
Payments on third-party debt                                                  (25,000)                     0
Funds advanced by stockholder                                                  50,000                      0
Payments of stockholder advances                                                    0                (25,152)
                                                                          -----------            -----------
Net cash provided by (used in) financing activities                           435,000                (37,130)
                                                                          -----------            -----------

Net increase (decrease) in cash                                               (82,876)                29,069

CASH, beginning of period                                                     110,715                 87,712
                                                                          -----------            -----------

CASH, end of period                                                       $    27,839            $   116,781
                                                                          ===========            ===========

(*) Amounts have been restated for certain items as more fully described in
    Note 2 - Restatement of Financial Information.

   The accompanying notes are an integral part of these financial statements.

                            PICK Communications Corp.
                Consolidated Statements of Cash Flows (Continued)
                          Three Months Ended March 31,
                                   (UNAUDITED)

                                                                                1996                1997(*)
                                                                             ----------           ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid during the period                                              $        0           $    6,095
                                                                             ==========           ==========

Non-cash financing activities:

    Book value of marketable equity securities exchanged for
        common stock of the Company and its subsidiary                                0            6,390,625
                                                                             ==========           ==========
    Book value of marketable equity securities exchanged for other
        marketable equity securities                                                  0            4,085,000
                                                                             ==========           ==========
    Prepaid advertising exchanged for common stock of
        the Company and its subsidiary                                                0            2,458,155
                                                                             ==========           ==========
    Stock issued for investment in marketable equity securities               2,075,000                    0
                                                                             ==========           ==========
    Stock issued for subscriptions receivable                                   125,000                    0
                                                                             ==========           ==========
    Stock issued to acquire prepaid advertising                               2,700,000                    0
                                                                             ==========           ==========

(*) Amounts have been restated for certain items as more fully described in
    Note 2 - Restatement of Financial Information.

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

License fees reported in the first quarter of 1996 have been reclassified from operating revenues to other income in the accompanying statements of operations.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Minority interest represents minority shareholders' proportionate share of the equity and earnings/loss of PCT Prepaid Telephone, Inc. In addition, intercompany transactions have been eliminated.

Revenue Recognition

For debit cards sales, the Company recognizes revenues at the time it provides the telephone services associated with its cards. It defers revenue until then, based on customer patterns of usage, and recognizes the cost of the carrier telephone traffic based on minutes used, which are also recognized in revenue. All other direct costs (non-traffic costs representing design royalties, printing, fulfillment, sales commissions, etc.), are recognized as upfront costs when the initial sales are made to distributors. The Company anticipates that substantially all of the telephone time associated with the debit cards will be used by its customers. The Company does not have a written returns policy, but consider sales returns on a case by case basis.

For bulk long distance time sales, the Company recognizes revenue and the related expenses at the time the service is provided as reported by the switch.

                            PICK Communications Corp.
                   Notes to Consolidated Financial Statements
                                   (UNAUDITED)

 (1)  Summary of Significant Accounting Principles, Continued

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

Concentration of Credit Risk

Three customers accounted for approximately 65%, 11.5% and 2.8% of net sales and approximately 69.1%,0% and 7.5% of accounts receivable at March 31, 1996. Four customers accounted for approximately 22.8%, 21.7%, 19.5% and 5.3% of net sales and approximately 29.1%, 24.2%, 5.4% and 0% of accounts receivable at March 31, 1997. The Company performs periodic credit evaluations of its customers, but generally does not require collateral.

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

Income Taxes

Deferred income taxes are provided on elements of income that are recognized for income tax purposes in periods different than such items are recognized for financial accounting purposes. Statement of Financial Accounting number 109 (SFAS 109) requires companies to take into account changes in tax rates when valuing the deferred income tax amounts carried on their Balance Sheets (the "Liability Method"). The Company adopted SFAS 109 effective with the conversion from Sub-S status, August 1, 1994. The Company had a deferred tax liability of $1,808,000 and $0 and a current tax liability of $346,000 and $0 at March 31, 1996 and 1997, respectively. In the first quarter of 1997, the Company determined that it had no income tax liability at March 31, 1997; therefore it reversed the $1,808,000 previously provided for as deferred income tax liability. Any income tax benefits related to the differences between methods of depreciation is de minimus.

                            PICK Communications Corp.
                   Notes to Consolidated Financial Statements
                                   (UNAUDITED)

 (1)  Summary of Significant Accounting Principles, Continued

Net Income (Loss)  per Share

Net loss per share - basic is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Net loss per share - diluted is not presented because the inclusion of common share equivalents would be anti-dilutive.

 (2) Restatement of Financial Information

The Company's financial statements as of March 31, 1997 have been restated. The Company initially did not report any gains or losses on the disposition of the marketable equity securities for transactions consummated in the first quarter of 1997 (Notes 3 and 7), as the Company believed that it was not appropriate to recognize losses on the acquisition of its and its subsidiary's common stock or on the exchange of one investment in marketable equity securities for a similar investment. The Company subsequently determined that it would have been preferable to record these transactions based upon the fair value of the assets exchanged, resulting in the recognition of approximately $9,400,000 in non-cash, non-operating losses. The effect of the restatement as of March 31, 1997 and for the quarter then ended is as follows:

                                             As previously         As
                                               Reported         Restated
                                               --------         --------

    Net income (loss)                          $ 948,711     $ (7,626,903)
                                               =========     =============

    Net income (loss) per share - basic           $ 0.02          $ (0.19)
                                                  ======          =======

 (3)  Stockholders'  Equity

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

On September 12, 1995, the Company completed the acquisition of PICK, (Note 1). Pursuant to the agreement to effect this transaction, the Company issued 3,000,000 shares in exchange for 1,000,000 shares of Foxwedge, Inc., 4,500,000 shares in exchange for $250,000 in cash with a formerly unrelated party, which subsequently became related through a common director, 500,000 shares in exchange for an outstanding note payable of $250,000, 1,500,000 shares in exchange for an $82,500 subscription receivable and 16,665,000 shares in exchange for 100% of the issued and outstanding shares of PICK. In October 1995, the Company issued 100,000 shares in partial exchange for co-ownership of the prepaid cellular patent and exclusive commercialization rights, valued at $425,000. In October 1995, the Company issued 5,000,000 shares in exchange for

                            PICK Communications Corp.
                   Notes to Consolidated Financial Statements
                                   (UNAUDITED)

 (3)  Stockholders'  Equity, Continued

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

In February 1997, the Company exchanged $2,550,000 face amount of the prepaid advertising with IES for the remaining 750,000 shares of its common stock issued into escrow for IES. In February 1997, the Company exchanged to Firenze Ltd. 5 million shares of Firenze common stock for 5 million shares of the Company's common stock and 6.25 million shares of PCT common stock. In February 1997, the Company exchanged with New Century Media Inc. 1 million shares of Ultimistics Inc. common stock for 1 million shares of the Company's common stock and 1 million shares of PCT common stock. In March 1997, the Company exchanged with Yakimoto Investment Ltd. 1.5 million shares of Ultimistics Inc. common stock for 4 million shares of PCT common stock. In March 1997, the Company exchanged with an unaffiliated third party 300,000 shares of Ultimistics Inc. common stock and the balance of the Company's prepaid advertising for 5 million shares of PCT common stock. In March 1997, the Company repurchased 35,500 shares of its common stock in open market purchases at an average price of $0.337 per share, or a total of $11,978. After restatement (Note 2), the Company recognized approximately $5,450,000 in losses in transactions involving surrender of 2,800,000 shares of Ultimistics for the Company's and its subsidiary's common stock.

At the January 1997, annual stockholders meeting four amendments to the Company's Articles of Incorporation were approved. 1) The total number of authorized shares of common stock was increased from 50 million to 75 million.

                            PICK Communications Corp.
                   Notes to Consolidated Financial Statements
                                   (UNAUDITED)

 (3)  Stockholders'  Equity, Continued

2) The common stock par value per share was decreased from $0.002 to $0.001 per share. 3) The prohibition on cumulative voting of the common stock was eliminated. 4) The Company is now authorized to issue up to 10 million shares of no par "blank check" preferred stock.

 (4)  Commitments

The Company entered into a 63 month operating lease for the Company's facilities beginning in July 1996. Future minimum lease payments under this operating lease in effect at March 31, 1997 are $8,620 per month, or $103,441 per year. Rent expense for the three months ended March 31, 1996 and 1997 was $3,855 and $25,860, respectively.

 (5)  Notes Payable

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

 In November 1996, the Company received a $750,000 line of credit from Banco Popular, which the Company had drawn down completely. This line of credit is payable on demand and carries an interest rate of prime rate plus 2%. This line of credit is collateralized with 1 million shares of Ultimistics, Inc. common stock that the Company owns and accounts receivable. These Ultimistics shares are part of the exchange into Fairbanks shares discussed in Note 7.

 (6)  Related Party Transactions

The Company purchased no advertising services in 1996 and 1997, from an entity controlled by an individual who is a stockholder and a member of the Board of Directors. This individual also received 150,000 shares of the Company's common stock for his and his staff's efforts to develop and oversee the implementation of the advertising/marketing programs to be instituted by the Company to use the prepaid advertising. The Company purchased $18,405 in services from three minor stockholders in the first quarter of 1997 and owed $8,892 to them at March 31, 1997

 (7)  Investment  in  Marketable  Equity  Securities

The Company exchanged 1,000,000 shares of common stock of Foxwedge, Inc. it acquired in 1995 for 500,000 shares of Ultimistics Inc. common stock with a stockholder of Ultimistics in January 1996. The Company recorded a $1,194,000 gain as a result of this transaction. The market value of the Ultimistics stock received was $4,000,000 at the date of the transaction, which the Company discounted by 70% to $1,200,000, based on the size of the Company's holdings of Ultimistics and the restrictions on resale. In January 1996, the Company entered into two transactions with Yakimoto Ltd. whereby the Company sold the prepaid cellular marketing rights for South America to Yakimoto for 1,000,000 shares of Ultimistics stock, and the rights to Asia, Australia, Africa and most of Europe to Yakimoto for 500,000 shares of Ultimistics. The current market value of the

                            PICK Communications Corp.
                   Notes to Consolidated Financial Statements
                                   (UNAUDITED)

 (7)  Investment  in  Marketable  Equity  Securities, Continued

Ultimistics stock at the time of the transactions was $12,000,000 total, which the Company discounted by 70% to $3,600,000, based on the size of the Company's holdings of Ultimistics and the restrictions on resale. The Company recorded licensing revenue for these transactions.

In March 1996, the Company exchanged 5,000,000 shares of common stock of Firenze, Ltd. it held for 2,000,000 shares of Ultimistics Inc. common stock with a stockholder of Ultimistics. The Company recorded a $3,590,000 gain as a result of this transaction. The market value of the Ultimistics stock received was $12,000,000 at the date of the transaction, which the Company discounted by 70% to $3,600,000, based on the size of the Company's holdings of Ultimistics and the restrictions on resale. In January 1996, P.C.T. Prepaid Telephone, Inc.
(PCT), a consolidated subsidiary of the Company, entered into an agreement with unrelated individuals to issue 10,000,000 shares of PCT common stock to the individuals in exchange for 200,000 shares of Ultimistics common stock, valued at $480,000. Simultaneously with the transaction referred to in the previous sentence, PCT issued an additional 10,000,000 shares of its common stock to the Company.

In March 1997, the Company exchanged with Fairbanks, Inc. 1.9 million shares of Ultimistics common stock for 380,000 shares of Fairbanks common stock. Fairbanks has acquired over 75% of the issued and outstanding common stock of Ultimistics Inc. (independent of the shares acquired as part of this exchange), and has entered into a letter of intent to acquire an existing operating US based company. Pursuant to the restatement (Note 2), the Company recorded a loss of approximately $3,950,000 on this transaction.

As a result of the transactions discussed herein and in Note 3, the Company's investment in marketable equity securities consists of 500,000 shares of Internet Channel, Inc. valued at $50,000 and 380,000 shares of Jet Vacations, Inc., (f/k/a/ Fairbanks, Inc.), at March 31, 1997.

Although Statement of Financial Accounting Standards number 115 (SFAS 115) does not apply to the investments held by the Company, as they are all restricted by Rule 144 of the Securities Act of 1933, as amended, the Company has decided to incorporate the disclosure requirements of SFAS 115. At March 31, 1997, the Company holds 380,000 shares of Jet Vacations with a current market value of $85,910 and a book value of $133,000. The Company is watching the market value of Jet Vacations closely to determine future changes in valuation.

 (8)  Statement  of  Financial  Accounting  Standards  not yet  evaluated

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," and 129, "Disclosure of Information about Capital Structure." The Company will have to implement SFAS 128 and 129 by the fiscal year ending December 31, 1997. The provisions of SFAS 128 change the presentation and computation of earnings per share. The Company has not yet had sufficient time to evaluate the impact, if any, of the provisions of SFAS 129. The financial statements have been restated to conform with SFAS 128.

 (9)  Revocation of prepaid cellular marketing rights

In February 1997, the Company revoked all the prepaid cellular marketing licenses previously granted to Firenze Ltd. and Yakimoto Investments Ltd. (See
Note 7.)

(10)  Stock option plan

In February 1996, the Company adopted the "1996 Stock Option Plan." This plan allows the Company to grant options to acquire up to 5 million shares of the Company's common stock by employees, directors, independent contractors and consultants of the Company. The options so granted can be Qualified Incentive Stock Options (ISOs), Non-Qualified Stock Options (NQSOs), Stock Appreciation Rights (SARs) or combinations of the three types of options. In September 1996, the Company granted the following options to directors and officers of the Company, which are outstanding at March 31, 1997:

                            PICK Communications Corp.
                   Notes to Consolidated Financial Statements
                                   (UNAUDITED)

(10)  Stock option plan, Continued

Name & Relationship                     Incentive options / exercise price              Non-Qualifing Options / exercise price
-------------------                     ----------------------------------              --------------------------------------
D. Leiva, CEO, Chairman                          103,896 / $0.963                                      396,104 / $0.875
R. Brennan, VP & Director                        114,285 / $0.875                                      385,715 / $0.875
K. Quinn, VP                                     114,285 / $0.875                                      385,715 / $0.875
K. Petersson, VP                                 114,285 / $0.875                                      385,715 / $0.875
R. Sams, Director                                   0    /   0                                         500,000 / $0.875
R. Maranon, Director                                0    /   0                                         500,000 / $0.875
G. Manning, Director                                0    /   0                                         500,000 / $0.875

No options had been exercised at March 31, 1997.

(11)  Best efforts  underwriting

In January 1997, the Company signed a best efforts underwriting agreement with Interbank Capital of New York City to raise up to $10 million for the Company, either in equity or debt. This agreement calls for compensation of: 1) for the first $2 million raised: 200,000 shares of the Company's common stock, $200,000 in cash, and rights/warrants for 10% of the stock issued, at an exercise price equal to that of the offering; 2) for the second $8 million: a cash fee equal to 10% of the amount raised and a non-accountable fee of 3% of the amount raised and warrants equal to 10% of the stock issued to effect the investment. This agreement was terminated without any funds being raised.

Also in January 1997, the Company signed a best efforts underwriting agreement with Unity Funding America Corp. of Englishtown, NJ to raise an amount in excess of $15 million for the Company, either in equity or debt. This agreement calls for compensation of: 5% of the first $5 million; 4% of the second $5 million; 3% of the third $5 million and 2% of any amount raised in excess of $15 million. $250,000 in short term financing was arranged by Unity Funding Corp., which was funded in November, 1997 and repaid in April 1998.

(12)  Working  capital  deficiency

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

The Company spent the first quarter of 1997 utilizing some of its previous investments in prepaid advertising and marketable equity securities to acquire approximately 17.1% of its issued and outstanding shares, as well as an additional 30% of the issued and outstanding shares of PCT Prepaid Telephone, Inc. The Company believes that these transactions will make its offering, (see note 11), more acceptable to potential investors.

The Company also has negotiated lower telephone time rates in conjunction with higher usage volumes. The higher usage volumes are expected to occur when the advertising/marketing programs now under development are instituted.

                            PICK Communications Corp.
                   Notes to Consolidated Financial Statements
                                   (UNAUDITED)

(12)  Working  capital  deficiency, Continued

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations:

Restatement of Financial Information

The Company's Consolidated Financial Statements at March 31, 1997 and for the quarter then ended which are included in this Report have been restated from the amounts previously reported. The Company initially did not report any losses on the disposition of the marketable equity securities for transactions consummated in the first quarter of 1997 (Notes 2, 3 and 7 to Consolidated Financial Statements), as the Company believed that it was not appropriate to recognize losses on the acquisition of its and its subsidiary's common stock or on the exchange of one investment in marketable equity securities for a similar investment. The Company subsequently determined that it would have been preferable to record these transactions based upon the fair value of the assets exchanged, resulting in the recognition of approximately $9,400,000 in non-cash, non-operating losses.

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

For the resale of international long distance, the Company recognizes revenues as the traffic is used by its customers. For Debit Card sales, the Company recognizes revenues at the time it provides the telephone services associated with its cards. It defers revenues until then, based on customer patterns of usage, and recognizes the cost of the carrier telephone traffic based on the minutes used in the same periods that recognizes revenues. Other direct costs (non-traffic costs representing design royalties, printing, fulfillment, shipping, sales commissions, etc.) are recognized as up-front costs as the initial sales are made to distributors. The Company anticipates that substantially all of the telephone time associated with the Debit Cards will be used by its customers. The Company did not sell any prepaid cellular telephone licenses during the quarter. Upon making these license sales, the Company's policy is to recognize substantially all of the consideration received for those licenses at the time it is received.

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

The direct costs of international long distance and debit card services amounted to $2,416,909 for the three months ending March 31, 1997 compared to $598,662 for the three months ending March 31, 1996, an increase of $1,818,247 or 304%. As a result, the gross margin was $21,323 (1% of revenues) for the three months ended March 31, 1997, compared to a negative gross margin of $85,996 (17% of revenues), an improvement of $107,319 or 125%.

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

Other income (expense) changed from income of $8,373,670 in 1996 to a loss of $9,413,023 in 1997. The 1996 income consists of $3,600,000 in non-cash, non-recurring license fees related to the Company's prepaid cellular telephone technology and $4,784,000 in non-cash gains on disposition of marketable equity securities, offset by $10,330 in interest expense. The 1997 other expense consists of $9,399,079 in non-cash losses on disposition of marketable equity securities and $13,944 in interest expense.

A provision for federal income taxes made in 1996 was reversed due to the losses incurred in the first quarter of 1997. See Note 1 to the Consolidated Financial Statements in Item 1, above.

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

Operating activities for the three months ended March 31, 1997 generated $66,199 in positive cash flow, primarily because of an increase in accounts payable ($1,124,038), offset by an increase in accounts receivable ($679,548).

Financing activities for the three months ended March 31, 1997 required $11,978, representing the repurchase by the Company of its own stock in the open market, and $25,152, representing the repayment of cash advances made to the Company by a stockholder.

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


PICK Communications Corp.

Date:  June 16, 1998           By: /s/  Diego Leiva
                                   --------------------
                                   Diego Leiva
                                   President and Chief Executive Officer


Date:  June 16, 1998           By: /s/  Robert S. Bingham
                                   ------------------------
                                   Robert S. Bingham
                                   Vice President and Chief Financial Officer
                                   (Principal Accounting Officer)