Form 10-Q
period 1998-03-31
PICK COMMUNICATIONS CORP
filed 1998-06-18
CIK 1006282

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE PERIOD ENDED MARCH 31, 1998

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                             Outstanding at June 12, 1998
    Common Stock, $.001 Par Value                       36,426,926

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


                               Table of Contents



                                                                    Page Number
                                                                    -----------


PART 1                          Financial Information:


Item 1:  Financial Statements                                            3
           Consolidated Balance Sheets                                   4
           Consolidated Statements of Operations                         5
           Consolidated Statements of Stockholders' Equity               6
           Consolidated Statements of Cash Flows                         7
           Notes to the Consolidated Financial Statements                8

Item 2:    Management's Discussion and Analysis of Financial            14
               Condition and Results of Operations

PART II                         Other Information:

Item 1:    Legal Proceedings                                            17
Item 2:    Changes in Securities                                        17
Item 3:    Defaults upon Senior Securities                              17
Item 4:    Submission of Matters to a Vote of Security Holders          17
Item 5:    Other Information                                            17
Item 6:    Exhibits and Reports on Form 8-K                             17


SIGNATURES                                                              18

PART I   Financial Information

Item 1 - Financial Statements:

Financial Information

The consolidated financial statements for the three months ended March 31, 1998 and March 31, 1997 are derived from the consolidation of the PICK Communications Corp, (the "Company" or "PCC") Public Info/Comm Kiosk, Inc., ("PICK"), P.C.T. Prepaid Telephone, Inc. ("PCT") and PICKNET, Inc. (PICKNET).

                           PICK Communications Corp.
                          Consolidated Balance Sheets


                                                                                  December 31,     March 31, 1998
                                                                                      1997          (Unaudited)
                                                                                      ----          -----------
        ASSETS
CURRENT ASSETS:
    Cash                                                                          $      44,400    $      43,596
    Accounts receivable, net                                                            451,818          268,209
    Prepaid telephone card inventory                                                      2,054                0
    Prepaid expenses and other current assets                                           123,762          111,869
                                                                                  -------------    -------------
        Total current assets                                                            622,034          423,674
                                                                                  -------------    -------------

FIXED ASSETS:
    Furniture and equipment, net                                                      1,000,083        1,075,792
                                                                                  -------------    -------------

OTHER ASSETS:
    Security deposits                                                                    24,396           24,396
    Investment in marketable equity securities                                          171,000          171,000
                                                                                  -------------    -------------
        Total other assets                                                              195,396          195,396
                                                                                  -------------    -------------

Total assets                                                                      $   1,817,513    $   1,694,862
                                                                                  =============    =============

        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Short term debt                                                                  $1,000,000     $  1,475,000
    Current portion of capital leases                                                   146,128          172,340
    Accounts payable                                                                  4,480,815        4,410,794
    Deferred revenue - prepaid calling cards                                            681,653          566,617
    Reserve for contingent liability                                                  1,100,000        1,100,000
    Advances from stockholder                                                           170,000          170,000
    Accrued compensation due stockholder/employees                                       53,525           53,525
    Customer deposits and prepayments                                                     6,496          281,496
    Other current liabilities                                                           389,025          500,656
                                                                                  -------------    -------------
                                                                                      8,027,642        8,730,428
                                                                                  -------------    -------------
Capital leases, less current portion                                                    794,905          860,102
                                                                                  -------------    -------------

        Total liabilities                                                             8,822,547        9,590,530
                                                                                  -------------    -------------

Minority interest in consolidated subsidiary                                             88,080           87,623

STOCKHOLDERS' EQUITY (DEFICIT):
    Common stock, $0.001 par value; authorized 75,000,000 shares; 43,325,317 issued and 36,059,817 outstanding at December 31, 1997; 43,634,317
      issued and 36,368,817 outstanding at March 31, 1998                                43,325           43,634
    Additional paid in capital in excess of par                                       5,886,825        5,989,326
    Warrants                                                                             21,242           38,021
    Treasury stock                                                                   (3,072,222)      (3,072,222)
    Unrealized gain (loss) on marketable equity securities                               38,000           38,000
    Retained earnings (deficit)                                                     (10,010,284)     (11,020,050)
                                                                                  -------------    -------------
        Total stockholders' equity (deficit)                                         (7,093,114)      (7,983,291)
                                                                                  -------------    -------------

Total liabilities and stockholders' equity (deficit)                              $   1,817,513    $   1,694,862
                                                                                  =============    =============

  The accompanying notes are an integral part of these financial statements.

                           PICK Communications Corp.
                     Consolidated Statements of Operations
                         Three Months Ended March 31,
                                  (Unaudited)

                                                                                        1997                1998
                                                                                        ----                ----
    REVENUES:
Sales of long distance services                                                    $  2,150,519        $    328,732
Sales of prepaid calling cards                                                          287,713             177,759
                                                                                   ------------        ------------
    Total revenues                                                                    2,438,232             506,491
                                                                                   ------------        ------------

    COST OF SALES:
Cost of sales                                                                         2,416,909             828,018
                                                                                   ------------        ------------


Gross profit (loss)                                                                      21,323            (321,527)
                                                                                   ------------        ------------

    OPERATING EXPENSES:
Sales and marketing                                                                       1,554                   0
General and administrative                                                              381,527             515,064
Depreciation                                                                              6,298               6,505
Amortization                                                                             35,575              51,521
Bad debt expense                                                                         26,292               2,072
                                                                                   ------------        ------------
    Total operating expenses                                                            451,246             575,162
                                                                                   ------------        ------------

Loss from operations                                                                   (429,923)           (896,689)
                                                                                   ------------        ------------

    OTHER INCOME (EXPENSE):
Interest expense                                                                        (13,944)           (113,534)
Net gains (losses) on marketable equity securities                                   (9,399,079)                  0
                                                                                   ------------        ------------
    Total other income (expense)                                                     (9,413,023)           (113,534)
                                                                                   ------------        ------------

(Loss) before minority interest in subsidiary
    loss and income taxes                                                            (9,842,946)         (1,010,223)

Benefit for deferred income taxes                                                     1,808,000                   0

Minority interest in subsidiary loss                                                    408,043                 457
                                                                                   ------------        ------------

Net income (loss)                                                                  $ (7,626,903)       $ (1,009,766)
                                                                                   ============        ============

Net income (loss) per common share - basic                                              $ (0.19)            $ (0.03)
                                                                                       ========             =======

Weighted average shares outstanding - basic                                          39,884,372          36,274,517
                                                                                    ===========         ===========

  The accompanying notes are an integral part of these financial statements.

                           PICK Communications Corp.
                Consolidated Statements of Stockholders' Equity
                                  (UNAUDITED)

                                                                                       Unrealized
                        Number                  Additional                           Gain (Loss) on                      Total
                       of Shares      Common      Paid in                 Treasury     Marketable        Retained     Stockholders'
                       Outstanding    Stock      Capital     Warrants      Stock       Securities        (Deficit)      (Deficit)
                       -----------    -----      -------     --------      -----       ----------        ---------      ---------
Balance,
   December 31, 1997   36,059,817   $43,325    $5,886,825    $21,242    $(3,072,222)     $38,000        $(10,010,284)   (7,093,114)

Transactions  A)          309,000       309       102,501          0              0            0                   0       102,810
              B)                0         0             0     16,779              0            0                   0        16,779
     Net (loss)                 0         0             0          0              0            0          (1,009,766)   (1,009,766)
                       ----------   -------    ----------    -------    -----------      -------       -------------    ----------
Balance,
    March 31, 1998     36,368,817   $43,634    $5,989,326    $38,021    $(3,072,222)     $38,000        $(11,020,050)  $(7,983,291)
                       ==========   =======    ==========    =======    ===========      =======        ============   ===========

A)   Shares issued to employees and others as compensation.
B) Warrants for purchase of (i) 125,000 shares of common stock at $0.50 per share, exercisable for three years, and (ii) 100,000 shares of common stock at $0.24 per share exercisable for one year, issued for placement of short term debt.

  The accompanying notes are an integral part of these financial statements.

                           PICK Communications Corp.
                     Consolidated Statements of Cash Flows
                         Three Months Ended March 31,
                                  (UNAUDITED)

                                                                                         1997             1998
                                                                                         ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                                                         $ (7,626,903)    $ (1,009,766)
Adjustments to reconcile net (loss) to cash provided by
        (used in) operating activities:
    Non-cash loss on marketable securities                                            9,399,079                0
    Stock and warrants issued for services                                                    0          119,589
    Depreciation and amortization                                                        41,873           58,026
    Minority interest in subsidiary loss                                               (408,043)            (457)
    Bad debt expense                                                                     26,292            2,072
    (Benefit) for deferred income taxes                                              (1,808,000)               0
    Changes in operating assets and liabilities:
        Decrease (increase) in accounts receivable                                     (679,548)         181,537
        Decrease (increase) in prepaid telephone card inventory                          10,046            2,054
        Decrease (increase) in other operating assets                                     7,875           11,893
        Increase (decrease) in accounts payable                                       1,124,038          (70,021)
        Increase (decrease) in deferred revenue                                        (218,981)        (115,036)
        Increase (decrease) in other operating liabilities                              198,471          386,631
                                                                                   ------------     ------------
Net cash provided by (used in) operating activities                                      66,199         (433,478)
                                                                                   ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets                                                                      0           (4,137)
                                                                                   ------------     ------------
Net cash (used in) investing activities                                                       0           (4,137)
                                                                                   ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Acquisition of treasury stock for cash                                                  (11,978)               0
Principle paid on capital leases                                                              0          (38,189)
Funds advanced on third-party debt                                                            0          500,000
Payments on third-party debt                                                                  0          (25,000)
Payments on stockholder advances                                                        (25,152)               0
                                                                                   ------------     ------------
Net cash provided by (used in) financing activities                                     (37,130)         436,811
                                                                                   ------------     ------------

Net increase (decrease) in cash                                                          29,069             (804)

CASH, beginning of period                                                                87,712           44,400
                                                                                   ------------     ------------

CASH, end of period                                                                $    116,781      $    43,596
                                                                                   ============      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid during the period                                                    $      6,095      $    55,372
                                                                                   ============      ===========

Non-cash financing activities:
    Assets acquired under capital leases                                                      0          129,598
                                                                                   ============      ===========
    Book value of marketable equity securities exchanged for
        common stock of the Company and its subsidiary                                6,390,625                0
                                                                                   ============      ===========
    Book value of marketable equity securities exchanged for
        other marketable equity securities                                            4,085,000                0
                                                                                   ============      ===========
    Book value of prepaid advertising and telephone cards
        exchanged for common stock of the Company
         and its subsidiary                                                           2,458,155                0
                                                                                   ============      ===========

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

Revenue Recognition

Sales of long distance time are recognized at the time the service is provided, as reported by the switch. The Company defers revenue related to prepaid calling cards (which is recorded net of distributor discounts) and recognizes revenue as the card is used.

Concentration of Credit Risk

In 1998, approximately 50% and 20% of revenues were from two customers; in 1997, approximately 65% and 12% of revenues were from two customers. The Company performs periodic credit evaluations of its customers, and may, under certain circumstances, require deposits or prepayments where deemed appropriate.

Accounts receivable consist of the following:

                                              December 31,         March 31,
                                                  1997               1998
                                                  ----               ----

        Accounts receivable                    $ 778,315           $ 597,158
        Reserve for bad debts                    326,497             328,949
                                               ---------           ---------
        Accounts receivable - net              $ 451,818           $ 268,209
                                               =========           =========

Five customers comprised 29.8%, 20.7%, 17.8%, 16.7 and 11.9% of gross accounts receivable, respectively, at March 31, 1998. Five customers comprised 35.6%, 19.8%, 16.4%, 13.1% and 10.2% of gross accounts receivable, respectively, at December 31, 1997. At March 31, 1998, the Company has a reserve for bad debts equal to 55% of the gross accounts receivable. The Company also purchases telecommunications services from many of its customers. Frequently, accounts receivable are settled by set-off against liabilities with the same party.

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

Intangible Assets

The Company's intangible assets (patent and related rights for prepaid cellular technology) are valued at cost and amortized over their estimated useful lives of five years. Since, among other factors, this technology generated no revenues during 1997, the Company elected to write-off the unamortized balance at December 31, 1997.

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

(2) Furniture and Equipment

Furniture and equipment consists of the following:

                                                 December 31,       March 31,
                                                     1997             1998
                                                     ----             ----

    Office furniture and equipment - at cost      $ 127,538         $ 131,675
    Less accumulated depreciation                   (68,488)          (74,993)
                                                 ----------        ----------
                      Net                            59,050            56,682
                                                 ----------        ----------

    Telephone switching equipment
        acquired under capital leases               941,033         1,070,631
    Less accumulated amortization                         0           (51,521)
                                                 ----------        ----------
                      Net                           941,033         1,019,110
                                                 ----------        ----------

    Net furniture and equipment                  $1,000,083        $1,075,792
                                                 ==========        ==========

                           PICK Communications Corp.
                  Notes to Consolidated Financial Statements
                                  (Unaudited)


(3) Investment in Marketable Equity Securities

In 1996, the Company acquired 4,700,000 restricted shares of the common stock of Ultimistics, Inc. ("Ultimistics"). During the first quarter of 1997, the Company, in four separate transactions, disposed of all of its shares of Ultimistics, along with $420,000 of prepaid advertising, in return for (i) 1,000,000 shares of the Company's common stock, (ii) 10,000,000 shares of
PCT), and (iii) 380,000 restricted shares of the common stock of Fairbanks, Inc. (which subsequently changed its name to Jet Vacations, Inc. "JETV"). The Company recorded losses of $9,399,079 on these transactions.

At March 31, 1998, the Company owned 380,000 restricted shares of the common stock of JETV. JETV common stock is traded on the over-the-counter market and reported on the OTC Bulletin Board. The market value per share of JETV was $1.50 at March 31, 1998, as reflected on the OTC Bulletin Board. Because the shares are restricted and there is very limited trading activity in JETV stock, the Company believes the fair value to be approximately 30% of the market price, or $171,000 at March 31, 1998. 200,000 of the JETV shares are pledged as security for the Company's bank loan (Note 4) and 100,000 of the JETV shares are pledged to one of the Company's vendors.

(4)  Short Term Debt

Short term debt consists of the following:

                                               December 31,          March 31,
                                                   1997                1998
                                                   ----                ----

       Borrowings from bank                     $   750,000       $   725,000
       Short-term loan from individual              250,000           250,000
       Loan from customer                                 0           500,000
                                                -----------       -----------
                                                $ 1,000,000       $ 1,475,000
                                                ===========       ===========

The bank borrowing matured on May 31, 1998 and bore interest at the bank's prime rate plus 4%. The current balance of the loan is $575,000 and the Company is negotiating an extension of the maturity until August 31, 1998. While the Company believes it will be successful in this negotiation, there is no assurance that the bank will agree to the extension, or that the Company will have the ability to satisfy its liability to the bank, should the bank insist on immediate payment. The loan is secured by the Company's accounts receivable and 200,000 shares of the common stock of JETV owned by the Company.

The $250,000 borrowed from an individual was repaid in April, 1998 from the proceeds from the borrowing discussed in the first paragraph of Note 11. As additional compensation for lending the Company funds, the individual was initially granted warrants (exercisable over three years) to purchase 250,000 shares of the Company's common stock at $0.50 per share. In return for extending the maturity date of the loan from March 9, 1998 to April 13, 1998, the individual was granted warrants for an additional 125,000 shares on the same terms.

In February of 1998, the Company amended its existing telecommunications agreement with IDT Corporation ("IDT"), one of its long distance vendors/customers. Under the terms of the amendment, the Company agreed to sell IDT up to 10,000,000 minutes per month of long distance traffic, through June 9, 1999, at favorable rates and IDT agreed to lend the Company $2,000,000. $500,000 was funded when the transaction was signed, $1,000,000 was funded in April, 1998 and the remaining $500,000 was advanced in June, 1998. The loan bears interest at 9% and matures in February, 1999. In addition, IDT received a warrant to purchase one share of the Company's common stock for each five dollars loaned, at an exercise price equal to the closing price for the Company's common stock at the date immediately prior to the date of the advance. The Company has issued 100,000 warrants with an exercise price of $0.24 per share, 200,000 warrants with an exercise price of $1.00 per share and 100,000 warrants with an exercise price of $0.56 per share. The warrants are exercisable for a period of one year from the respective date of grant.

                           PICK Communications Corp.
                  Notes to Consolidated Financial Statements
                                  (Unaudited)


(5)  Commitments

The Company leases facilities and equipment under operating and capital leases. The future minimum payments under such leases as of March 31, 1998 are as follows:

                                                       Operating     Capital
                                                        Leases       Leases
                                                        ------       ------

                       1998 (nine months)            $ 245,340       $ 214,465
                       1999                            327,120         286,211
                       2000                            240,720         286,211
                       2001                             86,600         286,211
                       2002                                  0         286,211
                                                     ---------      ----------

                                 Total payments      $ 899,780       1,359,309
                                                     =========

             Less amounts representing interest                       (326,867)
                                Current portion                       (172,340)
                                                                     ---------
   Capital lease obligations, long-term portion                      $ 860,102
                                                                     =========

Rental expense under operating leases was $88,749 and $25,860 for the three months ended March 31, 1998 and 1997, respectively. The Company has the right to renew its operating leases for terms of between three and five years.

(6)  Income Taxes

The Company's deferred tax assets at December 31, 1997 consist of the following:

Approximate tax benefit from net operating loss carryforwards:

             Federal                      $1,800,000
             State                           300,000
                                          ----------
                                           2,100,000
             Less valuation allowance     (2,100,000)
                                          ----------
             Net deferred tax assets      $        0
                                          ==========

The deferred tax assets are comprised of the tax benefit of net operating loss carryforwards of approximately $5,500,000 at December 31, 1997, which expires $1,000,000 in 2009, $1,100,000 in 2010, $1,600,000 in 2011 and $1,800,000 in
2012. Utilization of the net operating loss carryforwards may be limited in the event of a change in control of the Company.

(7)  Contract with Blackstone Calling Card, Inc.

In February, 1998, the Company entered into a two-year agreement with a major distributor of prepaid telephone calling cards, Blackstone Calling Card, Inc. ("Blackstone" and the "Blackstone Agreement"). Under the terms of the Blackstone Agreement, as amended, after a six month phase-in period commencing April 27, 1998, Blackstone will purchase a minimum face value of $5,000,000 per month from the Company, which is expected to result in net revenues of approximately $3,000,000 per month to the Company. The Blackstone Agreement is also subject to termination by either party without cause at the end of year one, upon sixty days prior notice, or by Blackstone if the Company fails to maintain overall network quality. In February 1998, $250,000 was prepaid under this contract and was applied to purchases made by Blackstone in April and May of 1998.

                           PICK Communications Corp.
                  Notes to Consolidated Financial Statements
                                  (Unaudited)


(8)  Litigation and Reserve for Contingent Liability

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

(9)  Stock Option Plan

In February, 1996, the Company adopted a stock option plan for employees and directors. The following summarizes activity under the plan:


                                                   Year Ended                            Quarter Ended
                                               December 31, 1997                        March 31, 1998
                                     -------------------------------------   --------------------------------------
                                                        Weighted Average                       Weighted Average
                                        Shares           Exercise Price        Shares           Exercise Price
                                     -------------    --------------------   ------------   -----------------------

Outstanding at beginning of period      3,500,000            $ 0.878           4,500,000           $ 0.230

Options canceled                       (3,500,000)           $ 0.878                   0              -

Granted                                 4,500,000            $ 0.230           1,100,000           $ .0375

                                       ----------                              ---------
Outstanding at end of period            4,500,000            $ 0.230           5,600,000           $ 0.259
                                       ==========                              =========

The options granted in 1996 were cancelled and most were re-issued at lower exercise prices in 1997.

The Company applies Accounting Principles Board Opinion number 25, "Accounting for Stock Issued to Employees," in accounting for stock-based compensation plans. Accordingly, no compensation expense has been recognized in the accompanying statements of operations for stock options granted to employees.

(10) Comprehensive Income

Comprehensive income, as defined in Statement of Financial Accounting Standards number 130, "Reporting Comprehensive Income" ("SFAS 130"), includes all changes in equity during a period from non-owner sources. Examples of items included in comprehensive income that are excluded from net income are unrealized gains or losses on marketable equity securities or foreign currency translation adjustments. For the three months ended March 31, 1998, total other comprehensive income was $0.

                           PICK Communications Corp.
                  Notes to Consolidated Financial Statements
                                  (Unaudited)



(11) Going Concern Matters

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and negative cash flow from operations in the quarter ended March 31, 1998 and well as the years ended December 31, 1997, 1996 and 1995. In addition, the Company has a working capital deficiency of $8,306,754 at March 31, 1998, which includes a $575,000 loan from the Company's bank which matured on May 31, 1998 (Note 4). Substantially all of the debts of the Company mature or are subject to payment agreements calling for payment before the end of 1998. Without the Company extending the pay-out terms of the aforementioned liabilities or obtaining additional long-term financing, as well as increasing revenues and/or decreasing expenses, the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability of assets or the classification of liabilities should the Company be unable to continue as a going concern.

As discussed in the following footnote, the Company has obtained additional short-term financing during April, 1998 (which matures on July 1, 1998) and has contracts in place that management believes will allow the Company to generate positive operating income starting in the third quarter of 1998. The Company is also negotiating with several potential investors to raise additional funds through private placement of debt and/or equity. The Company believes that these plans, if successfully implemented, will enable it to continue as a going concern. However, there can be no assurance that the Company will be successful in either generating positive operating income or raising additional funds in the immediate future in amounts sufficient to allow it to continue as a going concern.

(12) Subsequent Events

In April 1998, the Company borrowed $1,000,000 from unaffiliated investors. The loan is unsecured, bears interest at 10% and matures July 1, 1998. In consideration for advancing the funds, the lenders received warrants to purchase 1,000,000 shares of the Company's common stock at $0.35 per share, which are exercisable on or before April 1, 2001. The placement agent for this loan received $75,000 and warrants to purchase 250,000 shares of the Company's common stock at $0.35 per share.

In April 1998, the Company entered into an agreement with WorldCom Network Services, Inc., one of its vendors, to pay approximately $2,800,000 in accounts payable in monthly installments, plus interest at an annual rate of 18%, through December, 1998.

(13) New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS number 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for companies to report information about operating segments in annual financial statements. Management is currently evaluating the financial statement and disclosure impact of SFAS number 131. The disclosures prescribed by SFAS number 131 must be made beginning with the year ended December 31, 1998.

In March 1998, the FASB issued SFAS number 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits." The Company does not currently provide pension or other post retirement benefits. Consequently, this statement does not currently apply to the Company.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations:

Results of Operations:

The Company generates revenues from the sale of telecommunications services. This includes international long distance service to carriers and resellers, and revenues derived from the sale of prepaid telephone calling cards to distributors for resale to retail outlets.

The Company's primary costs of sales are the cost of telephone services, for both the resale of international long distance services and for prepaid telephone calling cards.

For the resale of international long distance, the Company recognizes revenues as the traffic is used by its customers. For prepaid telephone calling card sales, the Company recognizes revenues at the time it provides the telephone services associated with its cards and recognizes the cost of the carrier telephone traffic based on the minutes used in the same periods that the Company recognizes revenues.

Three Months Ended March 31, 1998 Compared with March 31, 1997

The Company significantly curtailed is operations during the first quarter of 1998, while it installed and tested two Siemens Digital Central Office Switches, which will allow the Company to better control its operations. These switches replace switching services previously purchased from others. Consequently, total revenues amounted to $506,491 for the three months ended March 31, 1998, compared to $2,438,232 for the three months ended March 31, 1997, a decrease of $1,931,741, or 79%. For the three months ended March 31, 1998, the Company generated international long distance revenue of $328,732, compared with $2,150,519 for the three months ended March 31, 1997, a decrease of $1,821,787 (85%). Prepaid telephone calling card revenues were $177,759 for the three months ended March 31, 1998, compared to $287,713 for the three months ended March 31, 1997. This represents a decrease of $109,954 or 38%.

The direct costs of international long distance and prepaid telephone calling card services amounted to $828,018 for the three months ended March 31, 1998 compared to $2,416,909 for the three months ended March 31, 1997, a decrease of $1,588,891 or 66%. The Company's gross profit declined from $21,323 (0.9%) to a loss of $321,527 (63%) because of a combination of higher fixed costs of sales associated with the newly-installed switches and significantly lower revenues to absorb those higher fixed costs.

General and administrative expenses were $515,064 for the three months ended March 31, 1998, compared to $381,527 for the three months ended March 31, 1997, reflecting an increase of $133,537 or 35%. This increase is primarily attributable to additions to staff and increases in employee compensation.

Liquidity and Capital Resources:

The Company had a working capital deficit of $8,306,754 as of March 31, 1998 compared to a working capital deficit of $7,405,608 as of December 31, 1997. Substantially all of the debts of the Company mature or are subject to payment agreements calling for payment before the end of 1998.

The Company's bank borrowing matured on May 31, 1998. The current balance of the loan is $575,000 and the Company is negotiating an extension of the maturity until August 31, 1998. While the Company believes it will be successful in this negotiation, there is no assurance that the bank will agree to the extension, or that the Company will have the ability to satisfy its liability to the bank, should the bank insist on immediate payment.

The Company generated negative cash flow from operations of $433,478 in the three months ended March 31, 1998. Cash flow from operations during this period benefited from a $250,000 prepayment from Blackstone Calling Card, Inc. ("Blackstone"), as referred to below. The negative cash flow from operations was funded by $500,000 borrowed from one of the Company's vendors/customers, IDT Corporation ("IDT"). (See the following paragraph and Note 4 of Notes to Consolidated Financial Statements.)

In February of 1998, the Company amended its existing telecommunications agreement with IDT. Under the terms of the amendment, the Company agreed to sell IDT up to 10,000,000 minutes per month of long distance traffic at favorable rates, through June 9, 1999, and IDT agreed to lend the Company $2,000,000. $500,000 was funded when the transaction was signed, $1,000,000 was funded in April, 1998 and the remaining $500,000 was advanced in June, 1998. The loan bears interest at 9% and matures in February, 1999.

In the first quarter of 1998, the Company signed a two-year agreement with Blackstone. Under the agreement, after a six month "ramp-up" period, the distributor agreed to a monthly minimum purchase of $5,000,000 face value of prepaid telephone calling cards from the Company, which is expected to result in net revenues of approximately $3,000,000 per month to the Company. The Blackstone Agreement is also subject to termination by either party without cause at the end of year one, upon sixty days prior notice or by Blackstone if the Company fails to maintain overall network quality. The $250,000 prepayment, referred to above, was applied to purchases made by Blackstone in April and May of 1998.

Because of the time required to build and test capacity, the Company does not expect to realize any significant revenues or operating income from either of the above contracts until the third quarter of 1998. Until that time, Management anticipates that revenues will be lower than those for the comparable periods in 1997 and the Company will continue to generate operating losses.

In April, 1998, the Company borrowed $1,000,000 from unaffiliated investors. The loan is unsecured, bears interest at 10% and matures July 1, 1998. In consideration for advancing the funds, the lenders received warrants to purchase 1,000,000 shares of the Company's common stock at $0.35 per share, which are exercisable on or before April 1, 2001.

The Company is also pursuing other sources of capital. While the Company believes it will be successful in its efforts to raise sufficient capital and to restructure its operations so that it may continue as a going concern, there can be no assurance that the Company will be successful.

Part II  - Other Information

Item 1 - Legal proceedings:

During the quarter ended March 31, 1998, there were no material changes in the Company's legal proceedings commenced against American Telephone & Telegraph Company.

Item 2 - Changes in securities:
         None to report

Item 3 - Defaults upon senior securities:
         None to report

Item 4 - Submission of matters to a vote of security holders: None to report.

Item 5 - Other information:
         None to report

Item 6 - Exhibits and reports on Form 8-K: None to report.

Signatures:

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



PICK Communications Corp.

Date:  June 17, 1998        By: /s/  Diego Leiva
                                ------------------------------------------------
                                     Diego Leiva
                                     President and Chief Executive Officer


Date:  June 17, 1998        By: /s/  Robert S. Bingham
                                ------------------------------------------------
                                     Robert S. Bingham
                                     Vice President and Chief Financial Officer
                                     (Principal Accounting Officer)