Form 10-K/A
period 1997-12-31
PICK COMMUNICATIONS CORP
filed 1998-07-13
CIK 1006282

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                              ------------------


                                  FORM 10-K/A
                                AMENDMENT NO. 1


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997

                        Commission file number 0-27604

                          PICK COMMUNICATIONS, CORP.
                          --------------------------
            (Exact Name of Registrant as Specified in its Charter)

                 Nevada                                 75-2107261
                 ------                                 ----------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

       115 Route 46 West, Wayne, New Jersey                      07470
       ------------------------------------                      -----
     (Address of principal executive offices)                 (Zip Code)

  Registrant's telephone number, including area code:           (201) 334-2929
  ---------------------------------------------------           --------------

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /


     The aggregate market value of the 22,457,334 shares of voting stock held by non-affiliates of the Registrant, as of May 15, 1998 was $13,923,553 (assuming solely for purposes of this calculation that all directors, officers and greater than 5% stockholders of the Registrant are "affiliates").

     The number of shares outstanding of the Registrant's Common Stock, par value $.001 per share, as of May 15, 1998, was 36,404,703.

     Documents Incorporated by Reference: None.

                                   PART III

                   Item 10: Directors and Executive Officers

Set forth below are the names of all directors and executive officers of the Company along with certain information relating to the business experience of each of the listed officers.


      Name               Age                      Position
      ----               ---                      --------
Diego Leiva               46     President, Chief Executive Officer and Chairman

Raymond M. Brennan        60     Vice President, Secretary and Director

Robert R. Sams            59     Director

Ricardo Maranon (1)       53     Director

Marilou C. Halvorsen (1)  33     Director

Hans d'Orville (2)        48     Director

Karen M. Quinn            50     Vice President of Operations and Corporate
                                 Communications

Robert S. Bingham         49     Vice President and Chief Financial Officer


---------
(1)  Member of audit and compensation committees.

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

Robert R. Sams has been a Director of the Company since September 1995 and of PICK since November 1994. He has been engaged in merchant banking, corporate finance, acquisitions and financial advisory services since founding Saicol Limited in 1983.

Ricardo Maranon has served as a Director of the Company since September 1995 and of PICK since December1994. He has served as President of the Florida-based advertising agency Maranon & Associates Advertising since founding that company in 1985.

Marilou C. Halvorsen has served as director of the Company since June 1997. She has been Executive Director of the New Jersey Amusement Association since 1995 and was recently named to the Board of Directors of the New Jersey Travel Industry Association.

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

Robert S. Bingham has been Vice President and Chief Financial Officer of the Company since September 17, 1997. He served as a director of Frankel & Topche P.C., CPAs from February, 1995 through September, 1997; Vice President and Chief Financial Officer of Smith Management company (a privately-held investment management company) from April, 1993 through April, 1994; Vice President Finance of Prime Hospitality Corp. ( a NYSE-listed hotel investment and management company which filed for bankruptcy protection in September 1990 and was reorganized in July 1992) from November, 1985 through April, 1993 and as an auditor and consultant for Ernst & Young, LLP, Certified Public Accountants from July, 1976 through October, 1985.

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