Form 10-Q/A
period 1997-06-30
PICK COMMUNICATIONS CORP
filed 1998-07-14
CIK 1006282

                                   FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF HE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED JUNE 30, 1997

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

                            PICK Communications Corp.


                                Index to Form 10Q


                                                                  Page No.
PART I            Financial Information

Item 1:  Financial Statements                                          3
         Consolidated Balance Sheets                                   4
         Consolidated Statements of Operations                         5
         Consolidated Statements of Stockholders' Equity               6
         Consolidated Statements of Cash Flows                         7
         Notes to the Consolidated Financial Statements                9

Item 2: Management's Discussion and Analysis of Financial
        Condition and Results of Operations                           16

PART II           Other Information:

Item 1   Legal Proceedings                                            20
Item 2   Changes in Securities                                        20
Item 3   Defaults Upon Senior Securities                              20
Item 4   Submission of Matters to a Vote of Security Holders          20
Item 5   Other Information                                            20
Item 6   Exhibits and Reports on Form 8-K                             20

SIGNATURES                                                            21

Part I - Financial Information


Item 1 - Financial Statements:
Financial Information

Financial statements for the three and six months ended June 30, 1997 and June 30, 1996 are derived from the consolidation of PICK Communications Corp. (the "Company"), Public Info/CommKiosk, Inc. ("PICK"), PICKNET Inc. ("PICKNET"), and P.C.T. Prepaid Telephone, Inc. ("PCT").

                            PICK Communications Corp.
                           Consolidated Balance Sheets

                                                                                       December 31,             June 30,
                                                                                           1996                 1997 (*)
                                                                                       ------------            ----------
        ASSETS                                                                                                 (Unaudited)
CURRENT ASSETS:
    Cash                                                                               $    87,712            $    98,979
    Accounts receivable, net                                                               778,180              1,214,018
    Prepaid telephone card inventory                                                        23,914                 18,403
    Prepaid advertising                                                                  2,458,155                      0
    Prepaid expenses and other current assets                                               82,252                 61,626
                                                                                       -----------            -----------
        Total current assets                                                             3,430,213              1,393,026
                                                                                       -----------            -----------

Furniture and equipment, net                                                                90,571                 84,368
                                                                                       -----------            -----------

OTHER ASSETS:
    Security deposits                                                                            0                 28,694
    Prepaid cellular patent and rights, net                                                583,705                498,836
    Investment in marketable equity securities                                           4,812,660              1,532,000
                                                                                       -----------            -----------
        Total other assets                                                               5,396,365              2,059,530
                                                                                       -----------            -----------

Total assets                                                                           $ 8,917,149            $ 3,536,924
                                                                                       ===========            ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Short term debt                                                                    $   750,000            $   750,000
    Accounts payable                                                                     1,072,052              3,026,929
    Deferred revenue - prepaid calling cards                                             1,667,388              1,440,983
    Reserve for contingent liability                                                     1,749,563              1,749,563
    Advances from stockholder                                                               25,152                      0
    Accrued compensation due stockholders                                                   43,698                 56,349
    Other current liabilities                                                            1,274,576                869,901
                                                                                       -----------            -----------
        Total current liabilities                                                        6,582,429              7,893,725
                                                                                       -----------            -----------

Minority interest in consolidated subsidiary                                             1,465,141                110,921

STOCKHOLDERS' EQUITY (DEFICIT):
    Common stock, $0.002 par value at December 31, 1996, $0.001 par value at
      June 30, 1997; authorized 75,000,000 shares; 43,697,516 issued and
      43,217,516 outstanding at December 31, 1996; 43,097,516
      issued and 35,832,016 outstanding at June 30, 1997                                    87,395                 43,098
    Additional paid in capital in excess of par                                          6,399,720              5,844,017
    Stock subscription receivable                                                         (600,000)                     0
    Treasury stock                                                                        (602,089)            (3,072,222)
    Unrealized gain (loss) on marketable equity securities                              (3,904,965)             1,349,000
    Retained earnings (deficit)                                                           (510,482)            (8,631,615)
                                                                                       -----------            -----------
        Total stockholders' equity (deficit)                                               869,579             (4,467,722)
                                                                                       -----------            -----------

Total liabilities and stockholders' equity (deficit)                                   $ 8,917,149            $ 3,536,924
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

                            PICK Communications Corp.
                      Consolidated Statements of Operations
                                   (UNAUDITED)


                                                          Three Months Ended June 30,            Six Months Ended June 30,
                                                           1996             1997 (*)             1996             1997 (*)
                                                       ------------       ------------       ------------       ------------

     REVENUES:
Sales of long distance services                        $    553,387       $  2,591,695       $    555,224       $  4,742,214
Sales of prepaid calling cards                              664,164            264,962          1,174,993            552,675
                                                       ------------       ------------       ------------       ------------
     Total revenues                                       1,217,551          2,856,657          1,730,217          5,294,889

     COST OF SALES:
Cost of sales                                             1,414,388          2,726,444          2,013,050          5,143,353
                                                       ------------       ------------       ------------       ------------

Gross profit (loss)                                        (196,837)           130,213           (282,833)           151,536
                                                       ------------       ------------       ------------       ------------

     OPERATING EXPENSES:
Sales and marketing                                         131,491             35,041            187,874             36,595
General and administrative                                  395,403            494,938            897,529            876,465
Depreciation                                                  8,556              6,418             16,582             12,716
Amortization                                                 35,625             35,589             71,250             71,164
Bad debt expense                                             81,485             39,385             86,678             65,677
                                                       ------------       ------------       ------------       ------------
     Total operating expenses                               652,560            611,371          1,259,913          1,062,617
                                                       ------------       ------------       ------------       ------------

(Loss) from operations                                     (849,397)          (481,158)        (1,542,746)          (911,081)
                                                       ------------       ------------       ------------       ------------

     OTHER INCOME (EXPENSE):
Net interest income (expense)                                   340            (16,252)            (9,990)           (30,196)
License fees                                                 50,000                  0          3,650,000                  0
Net gains (losses) on marketable equity securities                0                  0          4,784,000         (9,399,079)
                                                       ------------       ------------       ------------       ------------
     Total other income (expense)                            50,340            (16,252)         8,424,010         (9,429,275)
                                                       ------------       ------------       ------------       ------------

Income (loss) before minority interest in
     subsidiary loss and income taxes                      (799,057)          (497,410)         6,881,264        (10,340,356)

Minority interest in subsidiary loss                         12,491              3,178             19,145            411,223
Benefit (provision) for income taxes                        346,000                  0         (1,808,000)         1,808,000
                                                       ------------       ------------       ------------       ------------

Net income (loss)                                      $   (440,566)      $   (494,232)      $  5,092,409       $ (8,121,133)
                                                       ============       ============       ============       ============

Net income (loss) per common share - basic             $      (0.01)      $      (0.01)      $       0.12       $      (0.21)
                                                       ============       ============       ============       ============

Weighted average shares outstanding -basic               42,755,713         35,832,016         42,755,713         37,887,803
                                                       ============       ============       ============       ============




 (*) Amounts have been restated for certain items as more fully described in
                 Note 2 - Restatement of Financial Information.

   The accompanying notes are an integral part of these financial statements.

                            PICK Communications Corp.
                 Consolidated Statements of Stockholders' Equity
                                   (UNAUDITED)



                                                                                     Unrealized
                                         Additional       Stock                    Gain (Loss) on                       Total
                              Common      Paid in     Subscription    Treasury       Marketable      Retained       Stockholders'
                              Stock       Capital     Receivable        Stock        Securities      (Deficit)         Equity
                            --------    -----------   ------------   -----------   --------------    ----------     -------------

Balance,
   December 31, 1996          87,395     6,399,720     (600,000)        (602,089)     (3,904,965)      (510,482)       869,579

Transactions  A)             (43,697)       43,697            0                0               0              0              0
              B)                (600)     (599,400)     600,000                0               0              0              0
              C)        (*)        0             0            0       (2,470,133)              0              0     (2,470,133)
    Valuation reserve   (*)        0             0            0                0       5,253,965              0      5,253,965
     Net (loss)         (*)        0             0            0                0               0     (8,121,133)    (8,121,133)
                            --------    -----------    --------      -----------     -----------    ------------   -----------

Balance,
    June 30, 1997 (*)       $ 43,098    $ 5,844,017    $      0      $(3,072,222)    $ 1,349,000    $ (8,631,615   $(4,467,722)
                            ========    ===========    ========      ===========     ===========    ============   ===========

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

                            PICK Communications Corp.
                      Consolidated Statements of Cash Flows
                            Six Months Ended June 30,
                                   (UNAUDITED)


                                                                             1996                   1997(*)
                                                                          -----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                         $ 5,092,409            $(8,121,133)
Adjustments to reconcile net income (loss) to cash provided by
        (used in) operating activities:
    Non-cash loss (gain) on marketable securities                          (4,784,000)             9,399,079
    Non-cash income - license fees                                         (3,650,000)                     0
    Depreciation and amortization                                              87,832                 83,880
    Minority interest in subsidiary loss                                       (6,654)              (411,223)
    Bad debt expense                                                           86,678                 65,677
    Provision (benefit) for deferred income taxes                           1,808,000             (1,808,000)
    Changes in operating assets and liabilities:
        Decrease (increase) in accounts receivable                           (527,635)              (413,252)
        Decrease (increase) in prepaid telephone card inventory                39,812                  5,511
        Decrease (increase) in other operating assets                        (121,017)                (8,068)
        Increase (decrease) in accounts payable                               555,505              1,954,877
        Increase (decrease) in deferred revenue                               306,937               (226,405)
        Increase (decrease) in customer deposits                              250,000               (300,000)
        Increase (decrease) in other operating liabilities                     64,563               (166,033)
                                                                          -----------            -----------
Net cash provided by (used in) operating activities                          (797,570)                54,910
                                                                          -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets                                                      (36,169)                (6,513)
                                                                          -----------            -----------
Net cash (used in) investing activities                                       (36,169)                (6,513)
                                                                          -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash                                                  250,000                      0
Common stock issued for cash by subsidiary                                    602,000                      0
Acquisition of treasury stock for cash                                              0                (11,978)
Payments received on stock subscriptions receivable                           150,000                      0
Payments on third-party debt                                                  (50,000)                     0
Funds advanced by stockholder                                                  50,000                      0
Payments of stockholder advances                                                    0                (25,152)
                                                                          -----------            -----------
Net cash provided by (used in) financing activities                         1,002,000                (37,130)
                                                                          -----------            -----------

Net increase in cash                                                          168,261                 11,267

CASH, beginning of period                                                     110,715                 87,712
                                                                          -----------            -----------

CASH, end of period                                                       $   278,976            $    98,979
                                                                          ===========            ===========



 (*) Amounts have been restated for certain items as more fully described in
                 Note 2 - Restatement of Financial Information.

   The accompanying notes are an integral part of these financial statements.

                            PICK Communications Corp.
                Consolidated Statements of Cash Flows (Continued)
                            Six Months Ended June 30,
                                   (UNAUDITED)

                                                                                1996                1997(*)
                                                                                ----                -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid during the period                                              $        0           $   29,636
                                                                             ==========           ==========

Non-cash financing activities:

    Book value of marketable equity securities exchanged for
        common stock of the Company and its subsidiary                                0            6,390,625
                                                                             ==========           ==========
    Book value of marketable equity securities exchanged for other
        marketable equity securities                                                  0            4,085,000
                                                                             ==========           ==========
    Prepaid advertising exchanged for common stock of
        the Company and its subsidiary                                                0            2,458,155
                                                                             ==========           ==========
    Stock issued for investment in marketable equity securities               2,075,000                    0
                                                                             ==========           ==========
    Stock issued for subscriptions receivable                                   125,000                    0
                                                                             ==========           ==========
    Stock issued to acquire prepaid advertising                               2,700,000                    0
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

License fees reported in the first and second quarters of 1996 have been reclassified from operating revenues to other income in the accompanying statements of operations.

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

Accounts Receivable

The Company provides credit for open accounts in the normal course of business. As of the dates of these statements, the Company has established a reserve for doubtful accounts at a rate of approximately 15.9% of outstanding accounts receivable or 4.3% of sales. The reserve amounts at June 30, 1996 and 1997 were $119,356 and $229,838. Bad debt expense was $86,678 and $65,677 for the six months ended June 30, 1996 and 1997 respectively.

Valuation of Intangibles

Intangible assets are valued at cost and amortized over their estimated remaining useful lives. The Company is amortizing the prepaid cellular asset over the initial 60 month term of the contract. Amortization expense was $71,250 and $71,164 for the six months ended June 30, 1996 and 1997.

Income Taxes

Deferred income taxes are provided on elements of income that are recognized for income tax purposes in periods different than such items are recognized for financial accounting purposes. Statement of Financial Accounting number 109 (SFAS 109) requires companies to take into account changes in tax rates when valuing the deferred income tax amounts carried on their Balance Sheets (the "Liability Method"). The Company adopted SFAS 109 effective with the conversion from Sub-S status on August 1, 1994. The Company had a deferred tax liability of $1,808,000 at December 31, 1996. In the first quarter of 1997, the Company determined that it had no income tax liability, therefore it reversed the $1,808,000 previously provided for as deferred income tax liability. Any income tax benefits related to the differences between methods of depreciation is de minimis.

Net Income(Loss) Per Share

Net loss per share - basic is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Net loss per share - diluted is not presented because the inclusion of common share equivalents would be anti-dilutive.

                            PICK Communications Corp.
                   Notes to Consolidated Financial Statements
                                   (UNAUDITED)

 (2) Restatement of Financial Information

The Company's financial statements at June 30, 1997 and for the six months then ended have been restated. The Company initially did not report any gains or losses on the disposition of the marketable equity securities for transactions consummated in the first quarter of 1997 (Notes 3 and 7), as the Company believed that it was not appropriate to recognize losses on the acquisition of its and its subsidiary's common stock or on the exchange of one investment in marketable equity securities for a similar investment. The Company subsequently determined that it would have been preferable to record these transactions based upon the fair value of the assets exchanged, resulting in the recognition of approximately $9,400,000 in non-cash, non-operating losses in the first quarter of 1997. The effect of the restatement as for the six months ended June 30, 1997 is as follows:

                                                  As previously        As
                                                    Reported        Restated
                                                    --------        --------

    Net income (loss)                               $ 454,479   $ (8,121,133)
                                                    =========   =============

    Net income (loss) per share - basic                $ 0.01        $ (0.21)
                                                       ======        =======

Net income for the three months ended June 30, 1997 is the same as originally reported.

 (3)  Stockholders' Equity

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

On September 12, 1995, the Company completed the acquisition of PICK, (see note
1). Pursuant to the agreement to effect this transaction, the Company issued 3,000,000 shares in exchange for 1,000,000 shares of Foxwedge, Inc., 4,500,000 shares in exchange for $250,000 in cash with a formerly unrelated party, which subsequently became related through a common director, 500,000 shares in exchange for an outstanding note payable of $250,000, 1,500,000 shares in exchange for an $82,500 subscription receivable and 16,665,000 shares in exchange for 100% of the issued and outstanding shares of PICK. In October 1995, the Company issued 100,000 shares in partial exchange for co-ownership of the prepaid cellular patent and exclusive commercialization rights, valued at $212,500. In October 1995, the Company issued 5,000,000 shares in exchange for 5,000,000 shares of Firenze, Ltd. common stock, valued at $10,000. On November 21, 1995, the Company issued 1,000,000 shares to an unrelated third party in exchange for $200,000 cash and a note receivable for $800,000 to be paid during 1996.

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

In June 1996, the Company settled a dispute with a former officer. This former officer had the right to exchange the individual's 20,000 shares of PICK, Inc. into 330,000 shares of the Company and also owned a warrant for 5,000 shares of PICK, Inc. with an exercise price of $5 per share, which was subsequently amended to a warrant for 82,500 shares of the Company with an exercise price of $0.30 per share. These shares were part of the reorganization discussed above. The dispute was resolved by the Company repurchasing 230,000 of the 330,000 shares and the warrant for $29,500 in cash. This settlement finalized the September 1995 recapitalization of the Company.

In July 1996, the Company issued 50,000 shares to Snow Becker Krauss, P.C., the Company's legal counsel in lieu of cash payment for prior services rendered. In July 1996, the Company reacquired 250,000 shares from IES, previously issued in January 1996. In December 1996, the Company issued 400,000 shares to the President of the Company in exchange for $100,000 of salary accrued but not yet paid. In December 1996, the Company issued 55,000 shares to several non-officer employees of the Company in recognition of the outstanding work performed by these individuals on behalf of the Company. In February 1997, the Company agreed to cancel 600,000 shares of the Company's common stock held in trust for a minority stockholder in return for forgiving the balance of the subscription receivable due to the Company. The Company and the stockholder were unable to renegotiate the stock subscription.

In February 1997, the Company exchanged $2,550,000 face amount of the prepaid advertising with IES for 750,000 shares of its common stock issued into escrow for IES. In February 1997, the Company exchanged to Firenze Ltd. 5 million shares of Firenze common stock for 5 million shares of the Company's common stock and 6.25 million shares of PCT common stock. In March 1997, the Company repurchased 35,500 shares of its common stock in open market purchases at an average price of $0.337 per share, or a total of $11,978.

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

                            PICK Communications Corp.
                   Notes to Consolidated Financial Statements
                                   (UNAUDITED)

(4)  Commitments

The Company entered into a 63 month operating lease for the Company's facilities in June 1996. Future minimum lease payments under this operating lease in effect at June 30, 1997 are $8,620 per month, or $103,441 per year. Rent expense for the six months ended June 30, 1996 and 1997 was $7,710 and $51,720, respectively.

 (5)  Notes Payable

Short-term debt includes advances to PICK by the principal stockholder, which were not collateralized. These advances carried no interest nor a stated maturity. The advances totaled $25,152 and $0 in 1996 and 1997. PICK repaid $25,152 in 1997.

In November 1996, the Company received a $750,000 line of credit form Banco Popular, which the Company had drawn down completely. This line of credit is payable September 30, 1997 and carries an interest rate of prime rate plus 2%. This line of credit is collateralized with 200,000 shares of Jet Vacations, Inc. common stock that the Company owns and accounts receivable. These Jet Vacations shares are part of the exchange into Fairbanks shares discussed in Note 7.

 (6)  Related Party Transactions

The Company purchased no advertising services in 1996 and 1997 from an entity controlled by an individual who is a stockholder and a member of the Board of Directors. This individual received 150,000 shares of the Company's common stock for his and his staff's efforts to develop and oversee the implementation of the advertising/marketing programs to be instituted by the Company to use the prepaid advertising. The Company purchased $3,967 in services from three minor stockholders in the second quarter of 1997.

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

In January 1996, the Company entered into two transactions with Yakimoto Ltd. whereby the Company sold the prepaid cellular marketing rights for South America to Yakimoto for 1,000,000 shares of Ultimistics stock, and the rights to Asia, Australia, Africa and most of Europe to Yakimoto for 500,000 shares of Ultimistics. The market value of the Ultimistics stock at the time of the transactions was $12,000,000, which the Company discounted by 70% to $3,600,000, based on the size of the Company's holdings of Ultimistics and the restrictions on resale. The Company recorded licensing revenue for these transactions.

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

                            PICK Communications Corp.
                   Notes to Consolidated Financial Statements
                                   (UNAUDITED)


(7)  Investment in Marketable Equity Securities, Continued


In March 1997, the Company exchanged, with Fairbanks, Inc. 1.9 million shares of Ultimistics common stock for 380,000 shares of Fairbanks common stock. Fairbanks has acquired over 75% of the issued and outstanding common stock of Ultimistics Inc. (independent of the shares acquired as part of this exchange), and has entered into a letter of intent to acquire an existing operating US based company. Pursuant to the restatement (Note 2), the Company recorded a loss of approximately $3,950,000 on this transaction.


Although Statement of Financial Accounting Standards number 115 (SFAS 115) does not apply to the investments held by the Company, as they are all restricted by Rule 144 of the Securities Act of 1933, as amended, the Company has decided to incorporate the disclosure requirements of SFAS 115. At June 30, 1997, the Company holds 380,000 shares of Jet Vacations. Because the shares are restricted and there is very limited trading activity in Jet Vacations stock, the Company believes the fair value to be approximately 30% of the market price, or $1,482,000 at June 30, 1997. The Company is watching the market value of Jet Vacations closely to determine future changes in valuation.

The Company's investment in marketable equity securities consists of 500,000 shares of Internet Channel, Inc. valued at $50,000 and 380,000 shares of Jet Vacations, Inc., (f/k/a/ Fairbanks, Inc.), at June 30, 1997.

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

     Name & Relationship        Incentive options / exercise price                  Non-Qualifying Options / exercise price
     -------------------        ----------------------------------                  ---------------------------------------

     D. Leiva, CEO, Chairman            131,578 / $0.19                                    368,422 / $0.19
                                        250,000 / $0.30
     R. Brennan, VP & Director          191,176 / $0.17                                    308,824 / $0.17
                                        250.000 / $0.27
     K. Quinn, VP                       191,176 / $0.17                                    308,824 / $0.17
                                        250,000 / $.027
     R. Sams, Director                     0    /    0                                     500,000 / $0.17
                                                                                           250,000 / $0.27
     R. Maranon, Director                  0    /    0                                     500,000 / $0.17
                                                                                           250,000 / $0.27
     M. Halvorsen, Director                0    /    0                                     250,000 / $0.27


                            PICK Communications Corp.
                   Notes to Consolidated Financial Statements
                                   (UNAUDITED)

(10) Stock Option Plan, Continued

No options had been exercised at June 30, 1997.

(11) Working Capital Deficiency

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the previously filed consolidated financial statements, the Company incurred operating losses for the years ended December 31, 1994, 1995 and 1996. For the six months ended June 30, 1997, the Company recorded an operating loss of $911,081. The Company has a working capital deficit of $6,500,699 at June 30, 1997. During the six months ended June 30, 1997, the Company generated positive cash flow from operations, which was reduced by investing activities and financing activities by $43,643, which resulted in and reflects an increase of cash of $11,267. The Company's plans also include controlling its cash expenses, such that this inflow of capital may continue to cover a cash shortfall over the next twelve months.

The Company believes that it is in its best interest to hold the Jet Vacations stock for the foreseeable future, in the hope for capital appreciation over the value recorded at June 30, 1997, and increased liquidity over time.

The Company spent the six months of 1997 utilizing some of its previous investments in prepaid advertising and marketable equity securities to acquire approximately 17.1% of its issued and outstanding shares, as well as an additional 30% of the issued and outstanding shares of PCT Prepaid Telephone, Inc. The Company believes that these transactions will make its offering, (see note 12), more acceptable to potential investors.

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

(12) Subsequent Event:

July 18, 1997, the Company signed a best efforts underwriting agreement with Kaufman Bros. LP to raise $5 million in equity and or debt. The contract calls for compensation of 8% of gross proceeds and warrants to purchase 10% of the number of shares of common stock equivalents sold at closing. This is exercisable over a 5 year period at 110% of the conversion price of the common stock. This superseded all prior underwriting agreements and was terminated without any funds being raised.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations:

Restatement of Financial Information

The Company's Consolidated Financial Statements at June 30, 1997 and for the six months then ended which are included in this Report have been restated from the amounts previously reported. The Company initially did not report any losses on the disposition of the marketable equity securities for transactions consummated in the first quarter of 1997 (Notes 2, 3 and 7 to Consolidated Financial Statements), as the Company believed that it was not appropriate to recognize losses on the acquisition of its and its subsidiary's common stock or on the exchange of one investment in marketable equity securities for a similar investment. The Company subsequently determined that it would have been preferable to record these transactions based upon the fair value of the assets exchanged, resulting in the recognition of approximately $9,400,000 in non-cash, non-operating losses.

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

For the resale of international long distance, the Company recognizes revenues as the traffic is used by its customers. For Debit Card sales, the Company recognizes revenues at the time it provides the telephone services associated with its cards. It defers revenues until then, based on customer patterns of usage, and recognizes the cost of carrier telephone traffic based on the minutes used in the same periods that recognizes revenues. Other direct costs (non-traffic costs representing design royalties, printing, fulfillment, shipping, sales commissions, etc.) are recognized as up-front costs as the initial sales are made to distributors. The Company anticipates that substantially all of the telephone time associated with the Debit Cards will be used by its customers. The Company did not sell any prepaid cellular licenses during the quarter; upon making these license sales, the Company's policy is to recognize substantially all of the consideration received for these licenses at the time it is received.

Six Months Ended June 30, 1997 and June 30, 1996:

Total revenues excluding licenses, amounted to $ 5,294,889 for the six months ended June 30, 1997 compared to $ 1,730,217 for the six months ended June 30, 1996. This represents an increase of $ 3,564,672 or 206% for the six months ended June 30, 1997. The Company generated international long distance revenue of $ 4,742,214 compared to $ 555,224 for six months ending June 30, 1996; the international long distance business began in May of 1996. Debit Card revenues were $ 552,675 for the six months ended June 30, 1997, compared to $1,174,993 for the six months ended June 30, 1996. This represents a decrease of $ 622,318 or 53%. This decrease reflects market changes which have resulted in product returns and reductions in repeat sales of debit cards. There were no prepaid cellular license revenues during the six months ended June 30, 1997 compared to $ 3,650,000 in license revenues for the six months ended June 30, 1996. The cellular license revenues for 1996 were non-cash transactions which resulted in the acquisition of restricted shares of marketable securities.

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

Other income (expense) changed from income of $8,424,010 in 1996 to a loss of $9,429,275 in 1997. The 1996 income consists of $3,650,000 in non-cash, non-recurring license fees related to the Company's prepaid cellular telephone technology and $4,784,000 in non-cash gains on disposition of marketable equity securities, offset by $9,990 in net interest expense. The 1997 other expense consists of $9,399,079 in non-cash losses on disposition of marketable equity securities and $30,196 in interest expense.

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

For the reasons listed above, the Company realized a loss of $440,566 ($0.01 per share) for the three months ended June 30, 1996 compared to a net loss of $494,232 ($0.01 per share) for the three months ended June 30, 1997.

Liquidity and Capital Resources:

The Company had working capital deficit of $6,500,699 as of June 30, 1997 compared to $3,152,216 as of December 31, 1996. The working capital ratio was
 .18:1 at June 30, 1997 compared to .52:1 at December 31, 1996.

Cash generated from operating activities during the six months ended June 30, 1997 of $54,910 primarily reflects positive cash flow arising from (i) an increase in accounts payable of $1,954,877, (ii) $9,399,079 in non-cash losses on disposition of marketable equity securities and (iii) depreciation and amortization of $83,880, reduced by negative cash flow arising from (i) a net loss of $8,121,133, (ii) an increase in accounts receivable of $413,252 and
(iii) non-cash income arising from the reversal of $1,808,000 in previously-provided deferred income taxes.

Cash used for investing activities for the three months ended June 30, 1997 of $6,513 reflects capital expenditures for fixed assets. The Company has no material commitments for capital expenditures as of June 30, 1997.

Cash used in financing activities for the six months ended June 30, 1997 amounted to $37,130, which was the retirement of advances from a stockholder and the repurchase of common stock for treasury.

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

Item 2 - Changes in Securities:
         None to report

Item 3 - Defaults upon Senior Securities:
         None to report

Item 4 - Submission of Matters to a Vote of Security Holders:
         None to report

Item 5 - Other Information:
         None to report

Item 6 - Exhibits and Reports on Form 8-K:
         No reports on form 8-K have been filed during the quarter ended June 30, 1997.

         Exhibits filed as part of this report are listed below:
         27        Financial Data Schedule

Signatures:

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        PICK Communications Corp.


         Date: July 9, 1998             By:    /s/  Diego Leiva
                                               -----------------------------
                                        Diego Leiva
                                        President and Chief Executive Officer



         Date: July 9, 1998             By:    /s/  Robert S. Bingham
                                               -----------------------------
                                        Robert S. Bingham
                                        Chief Financial Officer
                                        (Principal Accounting Officer)