Form 10-Q/A
period 1997-09-30
PICK COMMUNICATIONS CORP
filed 1998-07-21
CIK 1006282

                                   FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
    THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                          -----------     -------------

Commission file number 0-27604

                            PICK Communications Corp.
           ----------------------------------------------------------
           (Exact name of the registrant as specified in its charter)

         NEVADA                                         75-2107261
-------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. employer
Incorporation or Organization)                      identification no.)

155 Route 46, West, Third Floor
Wayne Interchange Plaza II
Wayne,  NJ                                                         07470
--------------------------------------------                     ----------
(Address of principal executive offices)                         (Zip code)

Registrant's Telephone number, including area code:  (973) 812-7425

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

                            PICK Communications Corp.


                                Index to Form 10Q



Part I   Financial Statements

Item 1:  Financial Statements................................................................   3

          Consolidated Balance Sheets
           at  December 31, 1996 and September 30, 1997......................................   4

          Consolidated Statements of Operations - Three months and nine months
            ended September 30, 1996 and September 30, 1997..................................   5

          Consolidated Statement of Stockholders' Equity - Nine months
            ended September 30, 1997 ........................................................   6

          Consolidated Statements of Cash Flows - Nine months
            ended September 30, 1996 and September 30, 1997..................................   7

          Notes to Consolidated Financial Statements.........................................   9

Item 2:   Management's Discussion and Analysis of Financial Condition and
            Results of Operations............................................................  16


Part II  Other Information:

          Items 1-6 Other Information......................................................... 19

          Signatures ......................................................................... 20



Part I - Financial Information


Item 1 - Financial Statements:

The financial statements for the three and nine months ended September 30, 1997 and 1996 are derived from the consolidation of the PICK Communications Corp. (the "Company"), Public Info/CommKiosk, Inc. ("PICK"), PICKNET, Inc. ("PICKNET") and P.C.T. Prepaid Telephone Inc. ("PCT").

                            PICK Communications Corp.
                           Consolidated Balance Sheets

                                                                                  December 31,     September 30,
                                                                                      1996            1997 (*)
                                                                                  ------------     -------------
        ASSETS                                                                                       (Unaudited)
CURRENT ASSETS:
    Cash                                                                         $       87,712    $      35,245
    Accounts receivable, net                                                            778,180        1,096,774
    Prepaid telephone card inventory                                                     23,914            8,732
    Prepaid advertising                                                               2,458,155                0
    Prepaid expenses and other current assets                                            82,252          168,567
                                                                                  -------------     ------------
        Total current assets                                                          3,430,213        1,309,318
                                                                                    -----------      -----------

Furniture and equipment, net                                                             90,571           77,950
                                                                                  -------------    -------------

OTHER ASSETS:
    Security deposits                                                                         0           11,796
    Prepaid cellular patent and rights, net                                             583,705          476,830
    Investment in marketable equity securities                                        4,812,660        1,631,180
                                                                                   ------------      -----------
        Total other assets                                                            5,396,365        2,119,806
                                                                                   ------------      -----------

Total assets                                                                        $ 8,917,149      $ 3,507,074
                                                                                    ===========      ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Short term debt                                                                 $   750,000     $    750,000
    Accounts payable                                                                  1,072,052        4,005,751
    Deferred revenue - prepaid calling cards                                          1,667,388          897,854
    Reserve for contingent liability                                                  1,749,563        1,100,000
    Advances from stockholder                                                            25,152          170,000
    Accrued compensation due stockholders                                                43,698           56,349
    Other current liabilities                                                         1,274,576          562,186
                                                                                     ----------      -----------
        Total current liabilities                                                     6,582,429        7,542,140
                                                                                     ----------       ----------

Minority interest in consolidated subsidiary                                          1,465,141          108,865

STOCKHOLDERS' EQUITY (DEFICIT):
    Common stock, $0.002 par value at December 31, 1996, $0.001 par value at
      September 30, 1997; authorized 75,000,000 shares; 43,697,516 issued and
      43,217,516 outstanding at December 31, 1996; 43,325,317
      issued and 36,059,817 outstanding at September 30, 1997                            87,395           43,325
    Additional paid in capital in excess of par                                       6,399,720        5,886,825
    Stock subscription receivable                                                      (600,000)               0
    Treasury stock                                                                     (602,089)      (3,072,222)
    Unrealized gain (loss) on marketable equity securities                           (3,904,965)       1,448,180
    Retained earnings (deficit)                                                        (510,482)      (8,450,039)
                                                                                 --------------     ------------
        Total stockholders' equity (deficit)                                            869,579       (4,143,931)
                                                                                 --------------     -------------

Total liabilities and stockholders' equity (deficit)                               $  8,917,149      $ 3,507,074
                                                                                   ============      ===========

    (*) Amounts have been restated for certain items as more fully described in Note 2 - Restatement of Financial Information.

   The accompanying notes are an integral part of these financial statements.

                            PICK Communications Corp.
                      Consolidated Statements of Operations
                                   (UNAUDITED)


                                                 Three Months Ended Sept. 30,       Nine Months Ended Sept. 30,
                                                 ----------------------------       ---------------------------
                                                      1996           1997 (*)          1996           1997 (*)
                                                      ----           ----              ----           ----
     REVENUES:
Sales of long distance services                   $  3,125,424    $ 1,754,431       $ 3,680,648    $ 6,496,645
Sales of prepaid calling cards                         315,631        541,272         1,490,624      1,093,947
                                                  ------------    -----------       -----------    -----------
     Total revenues                                  3,441,055      2,295,703         5,171,272      7,590,592

     COST OF SALES:
Cost of sales                                        3,329,525      2,219,887         5,353,220      7,363,240
                                                  ------------    -----------       -----------    -----------

Gross profit (loss) before adjustment to
     provision for contingent costs                    111,530         75,816          (181,948)       227,352

Adjustment to provision for contingent costs          (904,000)       649,563          (904,000)       649,563
                                                  ------------    -----------       -----------    -----------

Gross profit (loss)                                   (792,470)       725,379        (1,085,948)       876,915
                                                  ------------    -----------       -----------    -----------

     OPERATING EXPENSES:
Sales and marketing                                    423,414          3,839           611,288         40,434
General and administrative                             320,616        470,242         1,218,145      1,346,707
Depreciation                                            11,090          6,417            27,672         19,133
Amortization                                            35,625         35,711           106,875        106,875
Bad debt expense                                       303,243         13,089           389,921         78,766
                                                  ------------    -----------       -----------    -----------
     Total operating expenses                        1,093,988        529,298         2,353,901      1,591,915
                                                  ------------    -----------       -----------    -----------

(Loss) from operations                              (1,886,458)       196,081        (3,439,849)      (715,000)
                                                  ------------    -----------       -----------    -----------

     OTHER INCOME (EXPENSE):
Net interest income (expense)                              127        (16,597)              782        (46,793)
License fees                                                 0              0         3,650,000              0
Gain on in-substance defeasance                         53,080              0            53,080              0
Net gains (losses) on marketable equity securities           0              0         4,784,000     (9,399,079)
                                                  ------------    -----------       -----------    -----------
     Total other income (expense)                       53,207        (16,597)        8,487,862     (9,445,872)
                                                  ------------    -----------       -----------    -----------

Income (loss) before minority interest in
     subsidiary loss and income taxes               (1,833,251)       179,484         5,048,013    (10,160,872)

Minority interest in subsidiary loss                    17,787          2,092            36,932        413,315
Benefit (provision) for income taxes                         0              0        (1,808,000)     1,808,000
                                                  ------------    -----------       -----------    -----------

Net income (loss)                                 $ (1,815,464)   $   181,576       $ 3,276,945    $(7,939,557)
                                                  ============    ===========       ===========    ===========

Net income (loss) per common share - basic        $      (0.04)   $      0.01       $      0.08    $     (0.21)
                                                  ============    ===========       ===========    ===========

Weighted average shares outstanding -basic          42,755,559     36,013,717        42,829,377     37,261,393
                                                  ============    ===========       ===========    ===========

      (*) Amounts have been restated for certain items as more fully described in Note 2 - Restatement of Financial Information.

   The accompanying notes are an integral part of these financial statements.

                            PICK Communications Corp.
                 Consolidated Statements of Stockholders' Equity
                                   (UNAUDITED)



                                                                                        Unrealized
                                              Additional     Stock                    Gain (Loss) on                     Total
                                    Common     Paid in    Subscription    Treasury      Marketable     Retained      Stockholders'
                                     Stock     Capital     Receivable       Stock       Securities     (Deficit)        Equity
                                    ------    ----------  ------------    ----------   -------------   ----------    -------------
Balance,
   December 31, 1996               87,395     6,399,720    (600,000)       (602,089)   (3,904,965)      (510,482)         869,579

Transactions  A)                  (43,697)       43,697           0               0             0              0                0
              B)                     (600)     (599,400)    600,000               0             0              0                0
              C)         (*)            0             0           0      (2,470,133)            0              0       (2,470,133)
              D)                      227        42,808           0               0             0              0           43,035
    Valuation reserve    (*)            0             0           0               0     5,353,145              0        5,353,145
     Net (loss)          (*)            0             0           0               0             0     (7,939,557)      (7,939,557)
                              -----------   -----------   ---------     -----------   -----------   ------------      -----------
Balance,  Sept. 30, 1997 (*)  $    43,325   $ 5,886,825   $       0     $(3,072,222)  $ 1,448,180   $ (8,450,039)     $(4,143,931)
                              ===========   ===========   =========     ===========   ===========   ============      ===========

A)    Reduction in par value from $0.002 to $0.001 per share.
B)    Cancellation of 600,000 shares subscribed. Shares outstanding: 42,617,516.
C) Reacquisition of shares: 750,000 shares in return for unused prepaid advertising with a book value of $2,038,155; 35,500 shares in return for $11,978 cash and 6,000,000 shares in return for shares of Firenze, Ltd. and Ultimistics, Inc. Shares outstanding: 35,832,016.
D)    Stock issued for services to employees and others. Shares outstanding:
      36,059,817.




    (*) Amounts have been restated for certain items as more fully described in Note 2 - Restatement of Financial Information.

   The accompanying notes are an integral part of these financial statements.

                            PICK Communications Corp.
                      Consolidated Statements of Cash Flows
                         Nine Months Ended September 30,
                                   (UNAUDITED)


                                                                                         1996           1997(*)
                                                                                         ----           -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                   $ 3,276,945     $ (7,939,557)
Adjustments to reconcile net income (loss) to cash provided by
        (used in) operating activities:
    Non-cash loss (gain) on marketable securities                                    (4,784,000)       9,399,079
    Non-cash income - license fees                                                   (3,650,000)               0
    Non-cash gain on in-substance defeasance                                            (53,080)               0
    Depreciation and amortization                                                       134,547          126,008
    Minority interest in subsidiary loss                                                (36,932)        (413,315)
    Bad debt expense                                                                    389,921           78,766
    Stock issued for services                                                            50,000           43,035
    Non-cash expenses - prepaid advertising                                             256,845                0
    Adjustment to reserve for contingent liability                                      904,000         (649,563)
    Provision (benefit) for deferred income taxes                                     1,808,000       (1,808,000)
    Changes in operating assets and liabilities:
        Decrease (increase) in accounts receivable                                     (767,141)        (396,775)
        Decrease (increase) in prepaid telephone card inventory                          79,803           15,182
        Decrease (increase) in other operating assets                                  (117,439)         (98,111)
        Increase (decrease) in accounts payable                                       1,234,633        2,933,699
        Increase (decrease) in deferred revenue                                         643,076         (769,534)
        Increase (decrease) in other operating liabilities                              214,657         (699,739)
                                                                                 --------------      -----------
Net cash provided by (used in) operating activities                                    (416,165)        (178,825)
                                                                                  -------------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in debt securities                                                          (371,920)               0
Purchase of fixed assets                                                                (61,632)          (6,512)
                                                                                  -------------    -------------
Net cash (used in) investing activities                                                (433,552)          (6,512)
                                                                                   ------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash                                                            125,000                0
Common stock issued for cash by subsidiary                                              527,612                0
Acquisition of treasury stock for cash                                                  (44,500)         (11,978)
Payments received on stock subscriptions receivable                                     325,000                0
Payments on third-party debt                                                            (50,000)               0
Funds advanced by stockholder                                                            50,000          170,000
Payments of stockholder advances                                                        (50,000)         (25,152)
                                                                                  -------------     ------------
Net cash provided by (used in) financing activities                                     883,112          132,870
                                                                                   ------------      -----------

Net increase in cash                                                                     33,395          (52,467)

CASH, beginning of period                                                               110,715           87,712
                                                                                  -------------     ------------

CASH, end of period                                                               $     144,110       $   35,245
                                                                                  =============       ==========



    (*) Amounts have been restated for certain items as more fully described in Note 2 - Restatement of Financial Information.

   The accompanying notes are an integral part of these financial statements.

                            PICK Communications Corp.
                Consolidated Statements of Cash Flows (Continued)
                         Nine Months Ended September 30,
                                   (UNAUDITED)



                                                                                 1996               1997(*)
                                                                                 ----               -------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid during the period                                              $        0           $   46,793
                                                                             ==========           ==========

Non-cash financing activities:

    Book value of marketable equity securities exchanged for
        common stock of the Company and its subsidiary                                0            6,390,625
                                                                             ==========           ==========
    Book value of marketable equity securities exchanged for other
        marketable equity securities                                                  0            4,085,000
                                                                             ==========           ==========
    Prepaid advertising exchanged for common stock of
        the Company and its subsidiary                                          557,589            2,458,155
                                                                             ==========           ==========
    Stock issued for investment in marketable equity securities               2,075,000                    0
                                                                             ==========           ==========
    Stock issued for subscriptions receivable                                   125,000                    0
                                                                             ==========           ==========
    Stock issued to acquire prepaid advertising                               2,700,000                    0
                                                                             ==========           ==========
    In-substance defeasance                                                     425,000                    0
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

Fixed Assets

Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 3, 5 and 7 years. Depreciation expense was $27,672 and $19,133 for the nine months ended September 30, 1996 and 1997, respectively.

Accounts Receivable

The Company provides credit for open accounts in the normal course of business. As of the September 30, 1997, the Company has established a reserve for doubtful accounts at a rate of approximately 18.1% of outstanding accounts receivable. The reserve amounts at September 30, 1997 was $242,927. Bad debt expense was $389,921 and $78,766 for the nine months ended September 30, 1996 and 1997 respectively.

Accrued Compensation

Accrued compensation of $56,349 at September 30, 1997 is composed of compensation accrued, but not yet paid to various officers.

Valuation  of  Intangibles

Intangible assets are valued at cost and amortized over their estimated remaining useful lives. The Company is amortizing the prepaid cellular asset over the initial 60 month term of the contract. Amortization expense was $106,875 and $106,875 for the nine months ended September 30, 1996 and 1997.

Income Taxes

Deferred income taxes are provided on elements of income that are recognized for income tax purposes in periods different than such items are recognized for financial accounting purposes. Statement of Financial Accounting number 109 (SFAS 109) requires companies to take into account changes in tax rates when valuing the deferred income tax amounts carried on their Balance Sheets (the "Liability Method"). The Company adopted SFAS 109 effective with the conversion from Sub-S status, on August 1, 1994. The Company had a deferred tax liability of $1,808,000 at December 31, 1996. In the first quarter of 1997, the Company determined that it had no income tax liability; therefore it reversed the $1,808,000 previously provided for as deferred income tax liability. Any income tax benefits related to the differences between methods of depreciation is de minimus.

Net Income (Loss)  per Share

Net loss per share - basic is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Net loss per share - diluted is not presented because the inclusion of common share equivalents would be anti-dilutive.

(2)  Restatement of Financial Information

The Company's financial statements as of September 30, 1997 and for the nine months then ended have been restated. The Company initially did not report any gains or losses on the disposition of the marketable equity securities for transactions consummated in the first quarter of 1997 (Notes 4 and 8), as the Company believed that it

                            PICK Communications Corp.
                   Notes to Consolidated Financial Statements
                                   (UNAUDITED)

(2) Restatement of Financial Information, Continued

was not appropriate to recognize losses on the acquisition of its and its subsidiary's common stock or on the exchange of one investment in marketable equity securities for a similar investment. The Company subsequently determined that it would have been preferable to record these transactions based upon the fair value of the assets exchanged, resulting in the recognition of approximately $9,400,000 in non-cash, non-operating losses. The effect of the restatement as of September 30, 1997 and for the three and nine months then ended is as follows:

                                                      Quarter Ended                           Nine Months Ended
                                                   September 30, 1997                        September 30, 1997
                                            ---------------------------------        ------------------------------------
                                            As previously            As              As Previously              As
                                              Reported            Restated              Reported              Restated
                                            -------------         --------           -------------            --------
Net income (loss)                             $  78,244           $  181,576           $  532,723           $  (7,939,557)
                                              =========           ==========           ==========           =============
Net income (loss) per share - basic           $    0.00           $     0.01           $     0.01           $       (0.21)
                                              =========           ==========           ==========           =============

(3) Concentration of credit risk

Three customers accounted for approximately 33.6%, 25.6%, and 13.5% of net sales for the nine months ended September 30, 1996 and approximately 12.9%, 8.1%, and 47.9% of accounts receivable at September 30, 1996. Two customers accounted for approximately 22.7% and 14.2% of net sales for the nine months ended September 30, 1997; three customers accounted for approximately 16.9%, 16.2% and 15.0% of the accounts receivable at September 30, 1997. The Company performs periodic credit evaluations of its customers, but generally does not require collateral.

(4) Stockholders' Equity

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

                            PICK Communications Corp.
                   Notes to Consolidated Financial Statements
                                   (UNAUDITED)

(4) Stockholders' Equity, Continued

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

In July 1996, the Company issued 50,000 shares to Snow Becker Krauss, P.C., the Company's legal counsel in lieu of cash payment for prior services rendered. In July 1996, in return for a portion of the prepaid advertising previously acquired from IES, the Company reacquired 250,000 shares from IES. In December 1996, the Company issued 400,000 shares to the President of the Company in exchange for $100,000 of salary accrued but not yet paid. In December 1996, the Company issued 55,000 shares to several non-officer employees of the Company in recognition of the outstanding work performed by these individuals on behalf of the Company. In February 1997, the Company agreed to cancel 600,000 shares of the Company's common stock held in trust for a minority stockholder in return for forgiving the balance of the subscription receivable due to the Company. The Company and the stockholder were unable to renegotiate the stock subscription.

In February 1997, the Company exchanged $2,550,000 face amount of the prepaid advertising with IES for 750,000 shares of its common stock issued into escrow for IES. In February 1997, the Company transferred to Firenze Ltd. 5 million shares of Firenze common stock in exchange for for 5 million shares of the Company's common stock and 6.25 million shares of PCT common stock. In March 1997, the Company repurchased 35,500 shares of its common stock in open market purchases at an average price of $0.337 per share, or a total of $11,978.

In February 1997, the Company exchanged with New Century Media Inc. 1 million shares of Ultimistics Inc. common stock for 1 million shares of the Company's common stock and 1 million shares of PCT common stock. In March 1997, the Company exchanged with Yakimoto Investment Ltd. 1.5 million shares of Ultimistics Inc. common stock for 4 million shares of PCT common stock. In March 1997, the Company exchanged with an unaffiliated third party 300,000 shares of Ultimistics Inc. common stock and the balance of the Company's prepaid advertising for 5 million shares of PCT common stock. After restatement (Note
2), the Company recognized approximately $5,450,000 in losses in transactions involving the exchange of 2,800,000 shares of Ultimistics for the Company's and its subsidiary's common stock.

                            PICK Communications Corp.
                   Notes to Consolidated Financial Statements
                                   (UNAUDITED)

(4) Stockholders' Equity, Continued

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

(5) Commitments

The Company entered into a 63 month operating lease for the Company's facilities in June 1996. This lease provides for three months free rent and a renewal option for five additional years. Future minimum lease payments under this operating lease are $8,620 per month, or $103,441 per year. Rent expense for the nine months ended September 30, 1996 and 1997 was $16,015 and $77,580, respectively.

The Company has entered into two, three-year space leases commencing October 1, 1997 and two, five-year equipment leases commencing when the equipment has been installed and tested. Rent under the two space leases is $18,600 per month ($223,200 per year and $669,600 in total). Rent under the two equipment leases is $20,640 per month ($247,675 per year and $1,238,379 in total).

(6) Notes Payable

In November 1996, the Company received a $ 750,000 line of credit from Banco Popular, which the Company had drawn down completely. This line of credit is payable December 31, 1997, carries an interest rate of prime rate plus 2% and is secured by accounts receivable and 200,000 shares of Jet Vacations, Inc. common stock.

(7) Related Party Transactions

The Company purchased $79,645 advertising services during the nine months ended September 30, 1996 from an entity controlled by an individual who is a stockholder and a member of the Board of Directors.

(8) Investment in Marketable Equity Securities

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

In January 1996, P.C.T. Prepaid Telephone, Inc. (PCT), a consolidated subsidiary of the Company, entered into an agreement with unrelated individuals to issue 10,000,000 shares of PCT common stock to the individuals in

                            PICK Communications Corp.
                   Notes to Consolidated Financial Statements
                                   (UNAUDITED)

(8) Investment in Marketable Equity Securities

exchange for 200,000 shares of Ultimistics common stock, valued at $480,000. Simultaneously with the transaction referred to in the previous sentence, PCT issued an additional 10,000,000 shares of its common stock to the Company.

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

Because the shares of Jet Vacations are restricted and there is very limited trading activity in Jet Vacations stock, the Company believes the fair value to be approximately 30% of the market price, or $1,581,180 at September 30, 1997. The Company is watching the market value of Jet Vacations closely to determine future changes in valuation.

As a result of the transactions discussed herein and in Note 4, the Company's investment in marketable equity securities consists of 500,000 shares of Internet Channel, Inc. valued at $50,000 and 380,000 shares of Jet Vacations, Inc., (f/k/a/ Fairbanks, Inc.), at September 30, 1997.

(9) Statement of Financial Accounting Standards Not Yet Evaluated.

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

                            PICK Communications Corp.
                   Notes to Consolidated Financial Statements
                                   (UNAUDITED)

(12) Stock Option Plan.

In February, 1996, the Company adopted a stock option plan for employees and directors. The following summarizes activity under the plan:

                                                    Nine Months Ended                          Nine Months Ended
                                                    September 30, 1996                         September 30, 1997
                                          --------------------------------------      --------------------------------------
                                                             Weighted Average                           Weighted Average
                                             Shares           Exercise Price            Shares           Exercise Price
                                          -------------    ---------------------      ------------   -----------------------

Outstanding at beginning of period                  0                   --            3,500,000            $    0.878

Options cancelled                                   0                   --           (3,500,000)           $    0.878

Granted                                     3,500,000           $    0.878            4,500,000            $    0.230
                                            ---------                                ----------
Outstanding at end of period                3,500,000           $    0.878            4,500,000            $    0.230
                                            =========                                ==========


Of the options cancelled during 1997, options for 3,000,000 shares were reissued at lower exercise prices.

(13) Working Capital Deficiency.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the previously filed consolidated financial statements, the Company incurred operating losses in each of the years ended December 31, 1994, 1995 and 1996. For the nine months ended September 30, 1997, the Company recorded a loss from operations of $715,000. At September 30, 1997, the Company has a working capital deficit of $6,232,822 and negative tangible net worth (total stockholders' equity less the net book value of intangible assets) of $4,620,761.

The Company believes that profitability from the sale of telephone time can best be achieved by having sufficient capacity to properly serve existing customer requirements and by attracting more customers. This, in turn, will enable the Company to purchase increasing numbers of telephone minutes, resulting in more favorable purchase pricing. Upgraded technical performance of the telephone switches which process the Company's traffic should also encourage increased traffic volume and customer satisfaction. To that end, the Company has leased two Siemens Stromberg-Carlson central office telephone switches which, at October 31, 1997, were being installed in Miami and Jersey City.

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

The Company has signed a best efforts private placement agreement with Kaufman Bros., L.P. to raise $5 million in equity or debt. In December 1997, this agreement was terminated without any funds being raised. The Company is also pursuing other sources of capital. While the Company believes it will be successful in its efforts to raise sufficient capital and to restructure its operations so that it may continue as a going concern, there can be no assurance that the Company will be successful.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations:

This report includes forward-looking statements that involve risks and uncertainties, including the timely development and acceptance of new products in a constantly evolving telecommunications industry, the impact of competitive products and pricing, government regulations and the other risk factors detailed from time to time in the Company's SEC reports.

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

Operating loss improved from a loss of $3,439,849 for the nine months ended September 30, 1996 to a loss of $715,000 for the comparable period in 1997. The improvement was primarily due to improved gross profit (before provisions for contingent costs) of $409,300, changes in amounts charged to the provision for contingent costs of $1,553,563, reductions in sales and marketing expenses of $570,854 and reductions in bad debt expense of $311,155.

Other income (expense) changed from income of $8,487,862 in 1996 to a loss of $9,445,872 in 1997. The 1996 income consists of $3,650,000 in non-cash, non-recurring license fees related to the Company's prepaid cellular telephone technology, $4,784,000 in non-cash gains on disposition of marketable equity securities, a gain on in-substance defeasance of debt of $53,080 and $782 in net interest income. The 1997 other expense consists of $9,399,079 in non-cash losses on disposition of marketable equity securities realized in the first quarter of 1997 and $46,793 in interest expense.

Three Months Ended September 30, 1997 Compared with September 30, 1996:

Sales of long distance services declined by $1,370,993 (44%) compared with the comparable quarter in 1996. During the third quarter of 1996, the Company was utilizing AT&T for a majority of its international traffic based upon a belief that it was obtaining very favorable rates. These rates allowed the Company to attract significant volume, with August, 1996 being the highest volume month the Company has had. AT&T severed the relationship in late 1996. Consequently, during the comparable period in 1997, the Company has not had the benefit of what it had believed to be favorable rates. As a result, volume declined because the rates the Company has been able to offer its customers have not been as competitive. Revenues from prepaid telephone calling cards increased by $225,641 (71%) compared with the comparable period in 1996 due to a combination of high usage of cards sold in prior periods and recognition of revenue related to the unused time on cards which expired during the third quarter of 1997.

Gross profit shows an improvement of $1,517,849. This improvement is almost entirely due to the inclusion in cost of sales of a provision for contingent costs of $904,000 in 1996 and a reversal, in 1997, of a $649,563 portion of the $1,749,563 provided in the third and fourth quarters of 1996. Absent the provision and reversal, gross profit would have been $75,816 (3.3% of sales) in 1997 and $111,530 (3.2% of sales) in 1996.

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

The Company has signed a best efforts private placement agreement with Kaufman Bros., L.P. to raise $5 million in equity or debt. In December 1997, this agreement was terminated without any funds being raised. The Company is also pursuing other sources of capital. While the Company believes it will be successful in its efforts to raise sufficient capital and to restructure its operations so that it may continue as a going concern, there can be no assurance that the Company will be successful.

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

Item 2 - Changes in Securities:
         None to report

Item 3 - Defaults upon Senior Securities:
         None to report

Item 4 - Submission of Matters to a Vote of Security Holders:
         None to report

Item 5 - Other Information:
         None to report

Item 6 - Exhibits and Reports on Form 8-K:
         No reports on form 8-K have been filed during the quarter ended September 30, 1997.

         Exhibits filed as part of this report are listed below:
                  27        Financial Data Schedule

Signatures:

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         PICK Communications Corp.


Date: July 16, 1998                      By:    /s/  Diego Leiva
                                            ----------------------------------
                                         Diego Leiva
                                         President and Chief Executive Officer



Date: July 16, 1998                      By:    /s/  Robert S. Bingham
                                            ----------------------------------
                                         Robert S. Bingham
                                         Chief Financial Officer
                                         (Principal Accounting Officer)