Form 10-Q
period 1998-06-30
PICK COMMUNICATIONS CORP
filed 1998-08-13
CIK 1006282

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE PERIOD ENDED JUNE 30, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                         Outstanding at August 7, 1998
      Common Stock, $.001 Par Value                     36,497,767

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

                              Index to Form 10-Q
                              ------------------
                                                                     Page Number
                                                                     -----------
PART I            Financial Information

Item 1:  Financial Statements
         Consolidated Balance Sheets                                       3
         Consolidated Statements of Operations                             4
         Consolidated Statements of Stockholders' Equity                   5
         Consolidated Statements of Cash Flows                             6
         Notes to the Consolidated Financial Statements                    8

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              15

PART II          Other Information:

Item 1   Legal Proceedings                                                18
Item 2   Changes in Securities                                            18
Item 3   Defaults Upon Senior Securities                                  19
Item 4   Submission of Matters to a Vote of Security Holders              19
Item 5   Other Information                                                19
Item 6   Exhibits and Reports on Form 8-K                                 19

SIGNATURES                                                                20

Part I - Financial Information
------------------------------
Item 1 - Financial Statements

                           PICK Communications Corp.
                          Consolidated Balance Sheets

                                                                                December 31,              June 30,
                                                                                   1997                     1998
                                                                                   ----                     ----
      ASSETS                                                                                            (Unaudited)
CURRENT ASSETS:
    Cash                                                                       $    44,400            $   278,748
    Accounts receivable, net                                                       451,818                442,251
    Prepaid telephone card inventory                                                 2,054                      0
    Prepaid expenses and other current assets                                      123,762                189,609
                                                                               -----------            -----------
        Total current assets                                                       622,034                910,608
                                                                               -----------            -----------

Furniture and equipment, net                                                     1,000,083              1,483,888
                                                                               -----------            -----------
OTHER ASSETS:
    Security deposits                                                               24,396                 28,346
    Investment in marketable equity securities                                     171,000                 99,750
                                                                               -----------            -----------
        Total other assets                                                         195,396                128,096
                                                                               -----------            -----------

Total assets                                                                   $ 1,817,513            $ 2,522,592
                                                                               ===========            ===========
      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Short term debt                                                            $ 1,000,000            $ 3,575,000
    Current portion of capital leases                                              146,128                255,931
    Accounts payable                                                             4,480,815              3,811,417
    Deferred revenue - prepaid calling cards                                       681,653              1,239,062
    Reserve for contingent liability                                             1,100,000              1,100,000
    Advances from stockholder                                                      170,000                      0
    Accrued compensation due stockholders                                           53,525                      0
    Customer deposits and prepayments                                                6,496                181,496
    Other current liabilities                                                      389,025                642,913
                                                                               -----------            -----------
        Total current liabilities                                                8,027,642             10,805,819
                                                                               -----------            -----------

Capital leases, less current portion                                               794,905              1,182,609
                                                                               -----------            -----------

        Total liabilities                                                        8,822,547             11,988,428
                                                                               -----------            -----------

Minority interest in consolidated subsidiary                                        88,080                 87,166
                                                                               -----------            -----------
STOCKHOLDERS' EQUITY (DEFICIT):
    Common stock, $0.001 par value; authorized 75,000,000 shares; 43,325,317 issued and 36,059,817 outstanding at December 31, 1997; 43,692,426
      issued and 36,426,926 outstanding at June 30, 1998                            43,325                43,692
    Additional paid in capital in excess of par                                  5,886,825             6,019,268
    Warrants to purchase common stock                                               21,242               276,621
    Treasury stock                                                              (3,072,222)           (3,072,222)
    Unrealized gain (loss) on marketable equity securities                          38,000               (33,250)
    Retained earnings (deficit)                                                (10,010,284)          (12,787,111)
                                                                               -----------            -----------
        Total stockholders' equity (deficit)                                    (7,093,114)           (9,553,002)
                                                                               -----------            -----------

Total liabilities and stockholders' equity (deficit)                           $ 1,817,513           $ 2,522,592
                                                                               ===========           ===========

  The accompanying notes are an integral part of these financial statements.

                           PICK Communications Corp.
                     Consolidated Statements of Operations
                                  (UNAUDITED)


                                                      Three Months Ended June 30,           Six Months Ended June 30,
                                                      ---------------------------           -------------------------
                                                          1997         1998                    1997          1998
                                                          ----         ----                    ----          ----
     REVENUES:
Sales of long distance services                      $ 2,591,695    $   634,286            $ 4,742,214    $   963,018
Sales of prepaid calling cards                           264,962      1,135,736                552,675      1,313,495
                                                     -----------    -----------            -----------    -----------
     Total revenues                                    2,856,657      1,770,022              5,294,889      2,276,513

     COST OF SALES:
Cost of sales                                          2,726,444      2,320,676              5,143,353      3,148,694
                                                     -----------    -----------            -----------    -----------

Gross profit (loss)                                      130,213       (550,654)               151,536       (872,181)
                                                     -----------    -----------            -----------    -----------
     OPERATING EXPENSES:
Sales and marketing                                       35,041              0                 36,595              0
General and administrative                               494,938        589,850                876,465      1,104,914
Depreciation                                               6,418          7,472                 12,716         13,977
Amortization                                              35,589         71,851                 71,164        123,372
Bad debt expense                                          39,385              0                 65,677          2,072
                                                     -----------    -----------            -----------    -----------
     Total operating expenses                            611,371        669,173              1,062,617      1,244,335
                                                     -----------    -----------            -----------    -----------

(Loss) from operations                                  (481,158)    (1,219,827)              (911,081)    (2,116,516)
                                                     -----------    -----------            -----------    -----------
     OTHER (EXPENSE):
Net interest (expense)                                   (16,252)      (428,061)               (30,196)      (541,595)
Amortization of debt placement expenses                        0       (118,750)                     0       (118,750)
Net (losses) on marketable equity securities                   0              0             (9,399,079)             0
                                                     -----------    -----------            -----------    -----------
     Total other (expense)                               (16,252)      (546,811)            (9,429,275)      (660,345)
                                                     -----------    -----------            -----------    -----------
(Loss) before minority interest in
   subsidiary loss and income taxes                     (497,410)    (1,766,638)           (10,340,356)    (2,776,861)

Minority interest in subsidiary loss                       3,178            457                411,223            914
Benefit (provision) for income taxes                           0           (880)             1,808,000           (880)
                                                     -----------    -----------            -----------    -----------

Net (loss)                                           $  (494,232)  $ (1,767,061)           $(8,121,133)   $(2,776,827)
                                                     ===========   ============            ============   ============

Net (loss) per common share - basic                       $(0.01)        $(0.05)                $(0.21)        $(0.08)
                                                          ======         ======                 ======         ======

Weighted average shares outstanding - basic           35,832,016     36,403,908             37,887,803     36,339,570
                                                      ==========     ==========             ==========     ==========


  The accompanying notes are an integral part of these financial statements.

                           PICK Communications Corp.
                Consolidated Statements of Stockholders' Equity
                                  (UNAUDITED)



                                                                                            Unrealized
                                    Number               Additional                       Gain (Loss) on                  Total
                                  of Shares    Common     Paid in               Treasury    Marketable     Retained    Stockholders'
                                 Outstanding    Stock     Capital    Warrants     Stock     Securities     (Deficit)     (Deficit)
                                 -----------   ------    ----------  --------   --------  --------------   ---------   ------------

Balance,
  December 31, 1997              36,059,817  $ 43,325  $ 5,886,825  $  21,242  $(3,072,222)  $  38,000   $(10,010,284)  (7,093,114)

Transactions  A)                    367,109       367      132,443          0            0           0              0      132,810
              B)                          0         0            0    255,379            0           0              0      255,379
              C)                          0         0            0          0            0     (71,250)             0      (71,250)
   Net (loss)                             0         0            0          0            0           0     (2,776,827)  (2,776,827)
                                 ----------  --------  -----------  ---------  -----------  ----------   ------------   ----------
Balance,
  June 30, 1998                  36,426,926  $ 43,692  $ 6,019,268  $ 276,621  $(3,072,222)  $ (33,250)  $(12,787,111)  $(9,553,002)
                                 ==========  ========  ===========  =========  ===========  ==========   ============   ===========


A) Shares issued to employees and others as compensation.
B) Warrants for purchase of (i) 250,000 shares of common stock at $0.50 per share, exercisable for three years, (ii) 100,000 shares of common stock at $0.24 per share exercisable for one year, (iii) 200,000 shares of common stock at $1.00 per share exercisable for one year (iv) 1,250,000 shares of common stock at $0.35 per share exercisable for three years and
   (v) 100,000 shares at $0.56 per share exercisable for one year.
C) Adjustment to unrealized gain (loss) on marketable equity securities.









  The accompanying notes are an integral part of these financial statements.

                           PICK Communications Corp.
                     Consolidated Statements of Cash Flows
                           Six Months Ended June 30,
                                  (UNAUDITED)

                                                                                         1997             1998
                                                                                         ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                                                         $ (8,121,133)    $ (2,776,827)
Adjustments to reconcile net (loss) to cash provided by
     (used in) operating activities:
    Non-cash loss on marketable securities                                            9,399,079                0
    Common stock issued for services                                                          0          132,810
    Warrants to purchase common stock issued to lenders                                       0          211,629
    Depreciation and amortization                                                        83,880          256,099
    Minority interest in subsidiary loss                                               (411,223)            (914)
    Bad debt expense                                                                     65,677            2,072
    (Benefit) for deferred income taxes                                              (1,808,000)               0
    Changes in operating assets and liabilities:
        Decrease (increase) in accounts receivable                                     (413,252)           7,495
        Decrease (increase) in prepaid telephone card inventory                           5,511            2,054
        Decrease (increase) in other operating assets                                    (8,068)         (69,797)
        Increase (decrease) in accounts payable                                       1,954,877         (669,398)
        Increase (decrease) in deferred revenue                                        (226,405)         557,409
        Increase (decrease) in customer deposits                                       (300,000)         175,000
        Increase (decrease) in other operating liabilities                             (166,033)         200,364
                                                                                  -------------     ------------
Net cash provided by (used in) operating activities                                      54,910       (1,972,004)
                                                                                  -------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets                                                                 (6,513)         (30,127)
                                                                                  -------------     ------------
Net cash (used in) investing activities                                                  (6,513)         (30,127)
                                                                                  -------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Acquisition of treasury stock for cash                                                  (11,978)               0
Principal paid on capital leases                                                              0          (93,521)
Funds advanced on third-party debt, net of cash placement costs                               0        2,925,000
Payments on third-party debt                                                                  0         (425,000)
Funds advanced by stockholder                                                                 0           15,000
Payments of stockholder advances                                                        (25,152)        (185,000)
                                                                                  -------------     ------------
Net cash provided by (used in) financing activities                                     (37,130)       2,236,479
                                                                                  -------------     ------------

Net increase in cash                                                                     11,267          234,348

CASH, beginning of period                                                                87,712           44,400
                                                                                  -------------     ------------

CASH, end of period                                                               $      98,979     $    278,748
                                                                                  =============     ============




  The accompanying notes are an integral part of these financial statements.

                           PICK Communications Corp.
               Consolidated Statements of Cash Flows (Continued)
                           Six Months Ended June 30,
                                  (UNAUDITED)

                                                                                      1997              1998
                                                                                      ----              ----

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid during the period                                                  $    29,636       $    325,246
                                                                                 ===========       ============

Non-cash financing activities:

    Assets acquired under capital leases                                                    0           591,026
                                                                                 ============      ============
    Book value of marketable equity securities exchanged for
        common stock of the Company and its subsidiary                              6,390,625                 0
                                                                                 ============      ============
    Book value of marketable equity securities exchanged for other
        marketable equity securities                                                4,085,000                 0
                                                                                 ============      ============
    Prepaid advertising exchanged for common stock of
        the Company and its subsidiary                                              2,458,155                 0
                                                                                 ============      ============







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

Organization and Basis of Presentation

The Company was incorporated in the State of Utah in 1984 as S.T.V., Inc., changing its name to Adolphus Companies, Inc. in 1986, to Prime International Products, Inc. in 1988 and to PICK Communications Corp. in 1995. The Company had no operations between 1990 and September 1995. On September 12, 1995, the Company acquired Public Info/Comm Kiosk, Inc. ("PICK, Inc.") in a stock for stock exchange. The accompanying consolidated financial statements reflect operations of PICK, Inc. prior to September 12, 1995.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, Public Info/Comm Kiosk, Inc. ("PICK"), PICKNET Inc. ("PICKNET"), and P.C.T. Prepaid Telephone, Inc. ("PCT"). All significant intercompany balances and transactions have been eliminated.

Minority interest represents the minority shareholders' proportionate share of the equity and loss of PCT.

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

Revenue Recognition

Sales of long distance time are recognized at the time that service is provided, as reported by the switch. The Company defers revenue related to prepaid calling cards (which is recorded net of distributor discounts) and recognizes revenue as the card is used.

Net Loss Per Share

Net loss per share - basic is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Net loss per share - diluted is not presented because the inclusion of common share equivalents would be anti-dilutive.

Concentration of Credit Risk

In 1998, approximately 43% and 16% of revenues were from two customers; in 1997, approximately 25% and 14% of revenues were from two customers. The Company performs periodic credit evaluations of its customers, and may, under certain circumstances, require deposits or prepayments where deemed appropriate.

                           PICK Communications Corp.
                  Notes to Consolidated Financial Statements
                                  (UNAUDITED)


(1)  Summary of Significant Accounting Principles, Continued

Concentration of Credit Risk, Continued

Accounts receivable consist of the following:
                                                  December 31,         June 30,
                                                      1997               1998
                                                      ----               ----
        Accounts receivable                        $ 778,315          $ 670,321
        Reserve for bad debts                        326,497            228,070
                                                   ---------          ---------
        Accounts receivable - net                  $ 451,818          $ 442,251
                                                   =========          =========

Four customers comprised approximately 25%, 24%, 19%, and 16% of gross accounts receivable, respectively, at June 30, 1998. Five customers comprised approximately 36%, 20%, 16%, 13% and 10% of gross accounts receivable, respectively, at December 31, 1997. At June 30, 1998, the Company has a reserve for bad debts equal to 34% of the gross accounts receivable. The Company also purchases telecommunications services from many of its customers. Frequently, accounts receivable are settled by set-off against liabilities with the same party.

Prepaid Telephone Card Inventory

Card inventory is composed of costs to produce cards, including printing and freight, and is valued at the lower of cost or market. Inventory is relieved and charged to cost of sales when cards are activated.

Fixed Assets

Fixed assets are stated at cost. Depreciation is computed using the straight line method over the estimated useful lives of the assets (3, 5 or 7 years). Telephone equipment acquired under capital leases is amortized over five years, using the straight line method.

Intangible Assets

The Company's intangible assets (patent and related rights for prepaid cellular technology) are valued at cost and amortized over their estimated useful lives of five years. Since, among other factors, this technology generated no revenues during 1997, the Company elected to write-off the unamortized balance at December 31, 1997.

Accounts Payable

Accounts payable at June 30, 1998 includes $2,170,544 payable to WorldCom Network Services, Inc., which is payable in monthly installments of between $350,000 and $385,544, plus interest at 18% per annum, through December of 1998.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") number 109 ("Accounting for Income Taxes"). Current and deferred income tax assets and liabilities are recognized in the financial statements based upon events that have been recognized in the financial statements and measured based upon the income tax laws enacted at the time of the events. Valuation allowances are established to reduce income tax assets to the amount estimated to be realized, based upon currently available evidence.

                           PICK Communications Corp.
                  Notes to Consolidated Financial Statements
                                  (UNAUDITED)


(2) Furniture and Equipment

Furniture and equipment consists of the following:
                                                   December 31,       June 30,
                                                       1997             1998
                                                       ----             ----

       Furniture and equipment - at cost            $ 127,538       $ 157,665
       Less accumulated depreciation                  (68,488)        (82,465)
                                                    ---------       ---------
                    Net                                59,050          75,200
                                                    ---------       ---------

       Telephone switching equipment
         acquired under capital leases                941,033       1,532,059
       Less accumulated amortization                        0        (123,372)
                                                    ---------       ---------
                    Net                               941,033       1,408,687
                                                    ---------       ---------

       Net furniture and equipment                 $1,000,083      $1,483,887
                                                   ==========      ==========

(3) Investment in Marketable Equity Securities

In 1996, the Company acquired 4,700,000 restricted shares of the common stock of Ultimistics, Inc. ("Ultimistics"). During the first quarter of 1997, the Company, in four separate transactions, disposed of all of its shares of Ultimistics, along with $420,000 of prepaid advertising, in return for (i) 1,000,000 shares of the Company's common stock, (ii) 10,000,000 shares of PCT, and (iii) 380,000 restricted shares of the common stock of Fairbanks, Inc. (which subsequently changed its name to Jet Vacations, Inc. and then, Precom Tech Inc. ("PTI")). The Company recorded losses of $9,399,079 on these transactions.

At June 30, 1998, the Company owned 380,000 restricted shares of the common stock of PTI. PTI common stock is traded on the over-the-counter market and reported on the OTC Bulletin Board. The market value per share of PTI was $0.875 at June 30, 1998, as reflected on the OTC Bulletin Board. Because the shares are restricted and there is very limited trading activity in PTI stock, the Company believes the fair value to be approximately 30% of the market price, or $99,750 at June 30, 1998. 200,000 of the PTI shares were pledged as security for the Company's bank loan (Note 4) and 100,000 of the PTI shares are pledged to one of the Company's vendors.

(4) Short Term Debt

Short-term debt consists of the following:
                                               December 31,        June 30,
                                                  1997               1998
                                                  ----               ----
       Borrowings from bank                    $  750,000        $  575,000
       Short-term loans                           250,000         1,000,000
       Loan from customer/supplier                      0         2,000,000
                                               ----------        ----------
                                               $1,000,000        $3,575,000
                                               ==========        ==========

The bank borrowing was repaid on July 29, 1998 from a portion of the proceeds of the borrowing discussed in Note 12.

The $250,000 short-term loan outstanding at December 31, 1997 was repaid in April 1998 from the borrowing discussed in the following paragraph. As additional compensation for lending the Company funds, the individual was initially granted warrants (exercisable over three years) to purchase 250,000

                           PICK Communications Corp.
                  Notes to Consolidated Financial Statements
                                  (UNAUDITED)

(4) Short Term Debt, Continued

shares of the Company's common stock at $0.50 per share. In return for extending the maturity date of the loan from March 9, 1998 to April 13, 1998, the individual was granted warrants for an additional 125,000 shares on the same terms.

In April 1998, the Company borrowed $1,000,000 from unaffiliated investors. The loan was unsecured, bore interest at 10% and matured July 1, 1998. In consideration for advancing the funds, the lenders received warrants to purchase 1,000,000 shares of the Company's common stock at $0.35 per share, which are exercisable on or before April 1, 2001. The placement agent for this loan received $75,000 and warrants to purchase 250,000 shares of the Company's common stock at $0.35 per share. This borrowing was repaid on July 31, 1998 from a portion of the proceeds of the borrowing discussed in Note 12. Because the borrowing was repaid after maturity date, the interest rate was increased, effective July 1, 1998, to 18% and the lenders have the option, exercisable through August 28, 1998, to return the principal and interest paid to the Company in exchange for shares of the Company's common stock at a cost of the lesser of $0.25 per share or 50% of the closing bid price on the date prior to conversion.

In February of 1998, the Company amended its existing telecommunications agreement with IDT Corporation ("IDT"), one of its long distance vendors/customers. Under the terms of the amendment, the Company agreed to sell IDT up to 10,000,000 minutes per month of long distance traffic, through June 9, 1999, at favorable rates and IDT agreed to lend the Company $2,000,000. Of this amount, $500,000 was funded when the transaction was signed, $1,000,000 was funded in April, 1998 and the remaining $500,000 was advanced in June, 1998. The loan bears interest at 9% and matures in February, 1999. In addition, IDT received a warrant to purchase one share of the Company's common stock for each five dollars loaned, at an exercise price equal to the closing price for the Company's common stock at the date immediately prior to the date of the advance. The Company has issued 100,000 warrants with an exercise price of $0.24 per share, 200,000 warrants with an exercise price of $1.00 per share and 100,000 warrants with an exercise price of $0.56 per share. The warrants are exercisable for a period of one year from the respective dates of grant.

(5) Commitments

The Company leases facilities and equipment under operating and capital leases. The future minimum payments under such leases as of June 30, 1998 are as follows:

                                                 Operating          Capital
                                                   Leases           Leases
                                                 ---------          -------
           1998 (six months)                     $ 163,560        $ 207,392
           1999                                    327,120          414,783
           2000                                    240,720          414,783
           2001                                     86,600          414,783
           2002                                          0          414,783
                                                 ---------        ---------

           Total payments                        $ 818,000        1,866,524
                                                 =========

           Less amounts representing interest                      (427,984)
           Current portion                                         (255,931)
                                                                  ---------
           Capital lease obligations, long-term portion          $1,182,609
                                                                 ==========

Rental expense under operating leases was $182,136 and $51,720 for the six months ended June 30, 1998

                           PICK Communications Corp.
                  Notes to Consolidated Financial Statements
                                  (UNAUDITED)

(5) Commitments, Continued

and 1997, respectively. The Company has the right to renew its operating leases for terms of between three and five years.

(6) Income Taxes

The Company's deferred tax assets at December 31, 1997 consist of the following:

Approximate tax benefit from net operating loss carryforwards:
                  Federal                              $1,800,000
                  State                                   300,000
                                                       ----------
                                                        2,100,000
           Less valuation allowance                    (2,100,000)
                                                       -----------
           Net deferred tax assets                     $        0
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

(9) Stock Option Plan

In February, 1996, the Company adopted a stock option plan for employees and directors. The following summarizes activity under the plan:


                                                Year Ended                      Six Months Ended
                                             December 31, 1997                    June 30, 1998
                                             -----------------                    -------------
                                                    Weighted Average                    Weighted Average
                                         Shares      Exercise Price         Shares      Exercise Price
                                         ------     ----------------        ------     ----------------
Outstanding at beginning of period      3,500,000        $ 0.878           4,500,000        $ 0.230

Options cancelled                      (3,500,000)       $ 0.878                   0            -

Options granted                         4,500,000        $ 0.230           1,200,000        $ 0.427
                                        ---------                          ---------

Outstanding at end of period            4,500,000        $ 0.230           5,700,000        $ 0.271
                                        =========                          =========


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

(10) Comprehensive Income

Comprehensive income, as defined in Statement of Financial Accounting Standards number 130, "Reporting Comprehensive Income" ("SFAS 130"), includes all changes in equity during a period from non-owner sources. Examples of items included in comprehensive income that are excluded from net income are unrealized gains or losses on marketable equity securities or foreign currency translation adjustments. For the six months ended June 30, 1998, total other comprehensive income was a loss of $71,250.

(11) Going Concern Matters

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and negative cash flow from operations in the six months ended June 30, 1998 as well as the years ended December 31, 1997, 1996 and 1995. In addition, the Company has a working capital deficiency of $9,895,211 at June 30, 1998. As discussed in the following footnote, the Company has entered into significant equipment purchase and software license commitments and has obtained additional short-term financing during the third quarter of 1998 (which matures in the fourth quarter of 1998). Substantially all of the debts of the Company mature or are subject to payment agreements calling for payment before the end of 1998. Without the Company extending the pay-out terms of the aforementioned liabilities or obtaining additional long-term financing, as well as increasing revenues and/or decreasing expenses, the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability of assets or the classification of liabilities should the Company be unable to continue as a going concern.

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

(12) Subsequent Events

In July and August 1998, the Company borrowed $5,313,750 of privately-placed short-term debt. The related notes bear interest at 10%, are secured by substantially all assets of the Company and mature in 120 days from date of issuance. In addition, each note purchaser is entitled to a warrant to purchase one share of the Company's common stock for each dollar loaned. The warrants are exercisable for five years at an exercise price of $0.50 per share. The Company is also obligated to issue 748,416 shares of its common stock and 1,347,149 warrants to purchase shares of its common stock at $0.50 per share to entities assisting in the placement of the debt. See Part II,
Item 2 - Changes in Securities.

Subsequent to June 30, 1998, the Company committed to purchase approximately $1,600,000 worth of telecommunications and computer equipment, payments for which will be due prior to September 31, 1998. The Company also committed to license certain computer software, which will obligate the Company to minimum payments of $2,600,000, of which $465,000 is due in the third quarter and $385,000 in the fourth quarter.

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

In February, 1998, the Company entered into a two-year agreement with a major distributor of prepaid telephone calling cards, Blackstone Calling Card, Inc. ("Blackstone" and the "Blackstone Agreement"). Under the terms of the Blackstone Agreement, as amended, after a six month phase-in period commencing April 27, 1998, Blackstone will purchase a minimum face value of $5,000,000 per month from the Company, which is expected to result in net revenues of approximately $3,000,000 per month to the Company. The Blackstone Agreement is also subject to termination by either party without cause at the end of year one, upon sixty days prior notice, or by Blackstone if the Company fails to maintain overall network quality. The Company began to recognize revenue from sales to Blackstone in the second quarter of 1998.

In late 1997, the Company entered into a reciprocal telecommunications agreement for international traffic termination in Africa, the Middle East and Asia, via satellite, with Gulfsat Communications Company ("Gulfsat" and the "Gulfsat Contract"), a communications company located in the Middle East. In March 1998, the term of the contract was extended to February 28, 2003. Under the contract, the Company is entitled to terminate up to 70,000,000 minutes per month in telecommunications services into the above regions, at rates that are significantly lower than those currently available to the Company or its competitors.

The Company began to send traffic to one country in the second quarter and anticipates adding additional capacity starting late in the third quarter of 1998. To utilize this capacity, the Company and/or Gulfsat must purchase and install telephone switching and compression equipment at several locations in the United States, the United Kingdom and the destination countries. Until this capacity can be more fully employed, the Company anticipates that long distance revenues will lag behind revenues reported in the prior year.

Six Months Ended June 30, 1998 Compared with June 30, 1997

The Company significantly curtailed is operations during the first half of 1998, while it installed and tested two Siemens Digital Central Office Switches. These switches replace switching services previously purchased from third party vendors. Consequently, total revenues amounted to $2,276,513 for the six months ended June 30, 1998, compared to $5,294,889 for the six months ended June 30, 1997, a decrease of $3,018,376, or 57%. For the six months ended June 30, 1998, the Company generated international long distance revenue of $963,018, compared with $4,742,214 for the six months ended June 30, 1997, a decrease of $3,779,196 (80%). Prepaid telephone calling card revenues were $1,313,495 for the six months ended June 30, 1998, compared to $552,675 for the six months ended June 30, 1997. This represents an increase of $760,820 or 138% and is attributable to sales to Blackstone.

The direct costs of international long distance and prepaid telephone calling card services amounted to $3,148,694 for the six months ended June 30, 1998 compared to $5,143,353 for the six months ended June 30, 1997, a decrease of $1,994,659 or 39%. The Company's gross profit declined from $151,536 (2.9%) to a loss of $872,181 (38%) because of a combination of higher fixed costs of sales associated with the newly-installed switches and significantly lower revenues to absorb those higher fixed costs.

General and administrative expenses were $1,104,914 for the six months ended June 30, 1998, compared to $876,465 for the six months ended June 30, 1997, reflecting an increase of $228,449 or 26%. This increase is primarily attributable to costs associated with additions to staff.

The Company's net loss improved from $8,121,133 to $2,776,827 primarily because 1997 was burdened by $9,399,079 in non-cash, non-operating losses on disposition of marketable equity securities, offset by a $1,205,435 increase in operating losses and a $630,149 increase in net interest expense and amortization of debt placement fees.

The Company's $1,972,004 negative cash flow from operations was financed by proceeds from short-term borrowings.

Three Months Ended June 30, 1998 Compared with June 30, 1997

Total revenues amounted to $1,770,022 for the three months ended June 30, 1998, compared to $2,856,657 for the three months ended June 30, 1997, a decrease of $1,086,635, or 38%. For the three months ended June 30, 1998, the Company generated international long distance revenue of $634,286, compared with $2,591,695 for the three months ended June 30, 1997, a decrease of $1,957,409 (76%). Prepaid telephone calling card revenues were $1,135,736 for the three months ended June 30, 1998, compared to $264,962 for the three months ended June 30, 1997. This represents an increase of $870,774 or 329% and is attributable to sales to Blackstone.

The direct costs of international long distance and prepaid telephone calling card services amounted to $2,320,676 for the three months ended June 30, 1998 compared to $2,726,444 for the three months ended June 30, 1997, a decrease of $405,768 or 15%. The Company's gross profit declined from $130,213 (4.6%) to a loss of $550,654 (31%) because of a combination of higher fixed costs of sales associated with the newly-installed switches and significantly lower revenues to absorb those higher fixed costs.

General and administrative expenses were $589,850 for the three months ended June 30, 1998, compared to $494,938 for the three months ended June 30, 1997, reflecting an increase of $94,912 or 19%. This increase is primarily attributable to costs associated with additions to staff.

The Company's net loss increased from $494,232 to $1,767,061 primarily due to the $680,867 decline in gross profit discussed above and an increase of $530,559 in interest expense and amortization of debt placement expenses.

Liquidity and Capital Resources:

The Company had a working capital deficit of $9,895,211 as of June 30, 1998 compared to a working capital deficit of $7,405,608 as of December 31, 1997. Substantially all of the debts of the Company mature or are subject to payment agreements calling for payment before the end of 1998. In addition, the Company has committed to purchase approximately $1,600,000 worth of telecommunications and computer equipment, payments for which will be due prior to September 31, 1998. The Company also committed to license certain computer software, which will obligate the Company to minimum payments of $2,600,000, of which $465,000 is due in the third quarter and $385,000 in the fourth quarter

The Company repaid $1,575,000 in short-term debt during July of 1998, consisting of $575,000 in bank borrowings and $1,000,000 borrowed in April 1998 from unaffiliated investors. (See Note 4 of Notes to Consolidated Financial Statements.) The short-term debt was repaid from a portion of the proceeds of a $5,313,750 short-term debt financing. This replacement, short-term debt financing matures in the fourth quarter of 1998.

The Company generated negative cash flow from operations of $1,972,004 in the six months ended June 30, 1998, which was financed with the proceeds of short-term borrowings.

The Company is also pursuing other sources of capital. While the Company believes it will be successful in its efforts to raise sufficient capital and to restructure its operations so that it may continue as a going concern, there can be no assurance that the Company will be successful.

Part II  - Other Information
----------------------------

Item 1 - Legal Proceedings:

During the quarter ended June 30, 1998, there were no material changes in the Company's previously reported legal proceeding commenced against American Telephone & Telegraph Company.

Item 2 - Changes in Securities:

On July 13, 1998, the Company commenced a private placement offering (the "Offering") of a minimum of 20 and a maximum of 40 Units (as hereafter defined) and an over-allotment option of up to 20 Units. The units (the "Units") each consisted of a $100,000 10% senior secured note (the "Notes") and warrants (the "Warrants") to purchase 100,000 shares of the Company's Common Stock.

Commonwealth Associates acted as Placement Agent in the sale of the Units offered and received upon consummation of the Offering: (i) a placement fee equal to 7% of the gross proceeds of the Units sold in the Offering; and (ii) a structuring fee equal to 2% of the gross proceeds of the Units sold in the Offering. The Placement Agent is entitled to receive from the Company (i) that number of shares of Common Stock equal to 5% of the gross proceeds of the Offering divided by the closing bid price of the Company's Common Stock on July 29, 1998 (the "Closing Bid"); (ii) warrants to purchase at an exercise price of $.50 per share that number of shares of Common Stock equal to 10% of the gross proceeds of the Offering divided by the Closing Bid (the "Agent's Warrants") and (iii) reimbursement of legal fees. The Company agreed to indemnify the Placement Agent and certain other persons against certain liabilities, including certain liabilities arising under the Securities Act of 1933, as amended (the "Securities Act").

In addition, Liberty Capital, Ltd., a co-financial advisor to the Company with respect to the Offering ("Liberty"), is entitled to receive from the Company under its agreement with the Company: (i) 2% of the offering price of the Units; (ii) Common Stock equal to 5% of the gross proceeds of the Offering divided by the Closing Bid and (iii) warrants to purchase at an exercise price of $.50 per share that number of shares of Common Stock equal to 8% of the gross proceeds of the Offering divided by the Closing Bid.

On July 29, 1998, July 31, 1998 and August 6, 1998, the Company sold 22.91,
13.9025 and 16.325 Units, respectively, for cash, or an aggregate of $5,313,750 in gross proceeds. The Units were offered and sold only to "accredited investors" as such term is defined in Regulation D promulgated under the Securities Act and was offered and sold only to prospective investors who: (i) represented, among other things, that they were acquiring Units for their own account, for investment only and not with a view toward the resale or distribution thereof that they were aware that the Units had not been registered under the Securities Act and that their transfer rights are restricted by the Securities Act, applicable securities laws and the absence of a market for the Units and (ii) represented that they were accredited investors. Therefore, the Offering was exempt from registration pursuant to Section 4(6) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

The principal amount of the Notes, together with accrued interest, is due and payable on the earlier of (i) completion by the Company of an equity financing resulting in gross proceeds of $5,000,000 or more or (ii) November 26, 1998 (the "Maturity Date"). The Maturity Date set forth in (ii) may be extended for up to 60 days (the "Extension Period") solely at the Company's option (the "Extension Option"). In the event the Company defaults in the payment of the Notes, and such default continues uncured for five (5) business days, holders of the Notes will have the option to convert the principal amount, together with accrued interest, into shares of the Company's Common Stock at a conversion price per share equal to the lower of (i) 50% of the closing bid price of the Common Stock on the date of the Event of Default or (ii) $.25.

Each Warrant is exercisable for a period of five years commencing on July 29, 1998 for one share of Common Stock at an exercise price equal to $.50 per share. In the event the Company exercises the Extension Option, the exercise price of the Warrants shall be reset to the lower of the Closing Bid on the original Maturity Date or $.50. In the event the Company does not repay the Notes by the end of the Extension Period, the Company will file a Registration Statement with the Securities and Exchange Commission within 90 days of the end of the Extension Period (e.g., April 25, 1999) registering the shares of Common Stock underlying the Warrants. In the event the Company fails to file such registration statement on a timely basis, the Exercise Price of this Warrant shall be adjusted downward 10% per month until such registration statement is filed. The Warrants will be protected against dilution upon the occurrence of certain events, including, but not limited to, sales of shares of Common Stock for less than fair market value or the exercise price.

Item 3 - Defaults upon Senior Securities:
         None to report.

Item 4 - Submission of Matters to a Vote of Security Holders:
         None to report.

Item 5 - Other Information:
         None to report.

Item 6 - Exhibits and Reports on Form 8-K:
         No reports on Form 8-K have been filed during the quarter ended June 30, 1998.

         Exhibits filed as part of this report are listed below:
                  27        Financial Data Schedule

Signatures:

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               PICK Communications Corp.


Date: August 12, 1998          By:    /s/  Diego Leiva
                                      ----------------
                                      Diego Leiva
                                      President and Chief Executive Officer



Date: August 12, 1998          By:    /s/  Robert S. Bingham
                                      ----------------------
                                      Robert S. Bingham
                                      Vice President and Chief Financial Officer
                                      (Principal Accounting Officer)