Form 10-Q
period 1998-09-30
PICK COMMUNICATIONS CORP
filed 1998-11-13
CIK 1006282

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
    THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE PERIOD ENDED SEPTEMBER 30, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                            Outstanding at October 30, 1998
 Common Stock, $.001 Par Value                      37,959,702

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

                               Index to Form 10-Q
                                                                   Page Number
PART I            Financial Information

Item 1:  Financial Statements
         Consolidated Balance Sheets                                    3
         Consolidated Statements of Operations                          4
         Consolidated Statements of Stockholders' Equity                5
         Consolidated Statements of Cash Flows                          6
         Notes to the Consolidated Financial Statements                 8

Item 2: Management's Discussion and Analysis of Financial
        Condition and Results of Operations                            15

PART II           Other Information:

Item 1   Legal Proceedings                                             21
Item 2   Changes in Securities                                         21
Item 6   Exhibits and Reports on Form 8-K                              22

SIGNATURES                                                             23

Part I - Financial Information
Item 1 - Financial Statements

                            PICK Communications Corp.
                           Consolidated Balance Sheets

                                                                                December 31,   September 30,
                                                                                   1997            1998
                                                                               ------------    ------------
        ASSETS                                                                                 (Unaudited)
CURRENT ASSETS:
    Cash                                                                       $     44,400    $  2,259,095
    Accounts receivable, net                                                        451,818         582,534
    Inventory                                                                         2,054          92,235
    Prepaid expenses and other current assets                                       123,762       1,810,071
                                                                               ------------    ------------
        Total current assets                                                        622,034       4,743,935
                                                                               ------------    ------------

Furniture, equipment and software, net                                            1,000,083       3,087,305
                                                                               ------------    ------------

OTHER ASSETS:
    Security deposits                                                                24,396         178,146
    Investment in marketable equity securities                                      171,000         128,250
                                                                               ------------    ------------
        Total other assets                                                          195,396         306,396
                                                                               ------------    ------------

Total assets                                                                   $  1,817,513    $  8,137,636
                                                                               ============    ============

        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Short term debt                                                            $  1,000,000    $ 11,378,773
    Current portion of capital leases                                               146,128         250,622
    Accounts payable                                                              4,480,815       3,216,786
    Deferred revenue - prepaid calling cards                                        681,653       1,632,814
    Reserve for contingent liability                                              1,100,000       1,100,000
    Advances from stockholder                                                       170,000               0
    Accrued compensation due stockholders                                            53,525               0
    Customer deposits and prepayments                                                 6,496         286,841
    Other current liabilities                                                       389,025         855,866
                                                                               ------------    ------------
        Total current liabilities                                                 8,027,642      18,721,702
                                                                               ------------    ------------

Capital leases, less current portion                                                794,905       1,126,770
                                                                               ------------    ------------

        Total liabilities                                                         8,822,547      19,848,472
                                                                               ------------    ------------

Minority interest in consolidated subsidiary                                         88,080          86,018
                                                                               ------------    ------------

STOCKHOLDERS' EQUITY (DEFICIT):
    Common stock, $0.001 par value; authorized 75,000,000 shares; 43,325,317 issued and 36,059,817 outstanding at December 31, 1997; 37,945,202
      issued and 37,909,702 outstanding at September 30, 1998                        43,325          37,945
    Additional paid in capital in excess of par                                   5,886,825       3,877,786
    Warrants to purchase common stock                                                21,242       2,381,182
    Treasury stock                                                               (3,072,222)        (11,978)
    Unrealized gain (loss) on marketable equity securities                           38,000          (4,750)
    Retained earnings (deficit)                                                 (10,010,284)    (18,077,039)
                                                                               ------------    ------------
        Total stockholders' equity (deficit)                                     (7,093,114)    (11,796,854)
                                                                               ------------    ------------

Total liabilities and stockholders' equity (deficit)                           $  1,817,513    $  8,137,636
                                                                               ============    ============

   The accompanying notes are an integral part of these financial statements.

                            PICK Communications Corp.
                      Consolidated Statements of Operations
                                   (UNAUDITED)


                                                    Three Months Ended Sept. 30,     Nine Months Ended Sept. 30,
                                                        1997            1998            1997            1998
                                                    ------------    ------------    ------------    ------------
     REVENUES:
Sales of long distance services                     $  1,754,431    $    833,717    $  6,496,645    $  1,796,735
Sales of prepaid calling cards                           541,272       3,128,839       1,093,947       4,442,334
                                                    ------------    ------------    ------------    ------------
     Total revenues                                    2,295,703       3,962,556       7,590,592       6,239,069

     COST AND EXPENSES:
Cost of sales:
     Cost of telephone time purchased                  2,052,189       4,597,125       6,841,047       7,143,518
     Other cost of sales                                 167,698       1,138,441         522,193       1,740,742
     Adjustment to provision for contingent costs       (649,563)              0        (649,563)              0
Selling, general and administrative                      487,170       1,037,780       1,465,907       2,144,766
Depreciation and amortization                             42,128          91,631         126,008         228,980
                                                    ------------    ------------    ------------    ------------
     Total costs and expenses                          2,099,622       6,864,977       8,305,592      11,258,006
                                                    ------------    ------------    ------------    ------------

Income (loss) from operations                            196,081      (2,902,421)       (715,000)     (5,018,937)
                                                    ------------    ------------    ------------    ------------

     OTHER (EXPENSE):
Net interest (expense)                                   (16,597)       (981,606)        (46,793)     (1,523,201)
Debt placement (expenses)                                      0      (1,407,049)              0      (1,525,799)
Net (losses) on marketable equity securities                   0               0      (9,399,079)              0
                                                    ------------    ------------    ------------    ------------
     Total other (expense)                               (16,597)     (2,388,655)     (9,445,872)     (3,049,000)
                                                    ------------    ------------    ------------    ------------

Income (loss) before minority interest in
     subsidiary loss and income taxes                    179,484      (5,291,076)    (10,160,872)     (8,067,937)

Minority interest in subsidiary loss                       2,092           1,148         413,315           2,062
Benefit (provision) for income taxes                           0               0       1,808,000            (880)
                                                    ------------    ------------    ------------    ------------

Net income (loss)                                   $    181,576    $ (5,289,928)   $ (7,939,557)   $ (8,066,755)
                                                    ============    ============    ============    ============

Net (loss) per common share - basic                 $       0.01    $      (0.14)   $      (0.21)   $      (0.22)
                                                    ============    ============    ============    ============

Weighted average shares outstanding -basic            36,013,717      36,954,311      37,261,393      36,543,032
                                                    ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                            PICK Communications Corp.
                 Consolidated Statements of Stockholders' Equity
                                   (UNAUDITED)



                                                                                       Unrealized
                       Number                 Additional                             Gain (Loss) on                       Total
                     of Shares      Common      Paid in                  Treasury       Marketable       Retained     Stockholders'
                    Outstanding     Stock       Capital      Warrants      Stock        Securities       (Deficit)      (Deficit)
                    -----------     -----       -------      --------      -----        ----------       ---------      ---------
Balance,
 December 31, 1997  36,059,817   $    43,325  $ 5,886,825   $  21,242   $(3,072,222)     $  38,000   $  (10,010,284)    (7,093,114)

Transactions  A)       455,517           456      179,570           0             0              0                0        180,026
              B)     1,394,368         1,394      864,405           0             0              0                0        865,799
              C)             0             0            0   2,359,940             0              0                0      2,359,940
              D)             0        (7,230)  (3,053,014)          0     3,060,244              0                0              0
              E)             0             0            0           0             0        (42,750)               0        (42,750)
     Net (loss)              0             0            0           0             0              0       (8,066,755)    (8,066,755)
                    ----------    ----------  -----------  ----------   -----------    -----------    -------------   ------------
Balance September,
        30, 1998    37,909,702    $   37,945  $ 3,877,786  $2,381,182   $   (11,978)   $    (4,750)   $ (18,077,039)  $(11,796,854)
                    ==========    ==========  ===========  ==========   ===========    ===========    =============   ============


A)  Shares issued to employees and others as compensation.

B) Shares issued to placement agent and co-financial advisor in conjunction with placement of short-term debt.

C) Warrants for purchase of common stock: (i) 125,000 shares at $0.50 per share, exercisable for three years, (ii) 100,000 shares at $0.24 per share exercisable for one year, (iii) 200,000 shares at $1.00 per share exercisable for one year (iv) 1,250,000 shares at $0.35 per share exercisable for three years, (v) 100,000 shares at $0.56 per share exercisable for one year, (vi) 1,250,000 shares at $0.25 per share exercisable for three years and (vii) 12,409,859 shares at $0.50 exercisable for five years.

D)  Cancellation of 7,230,000 shares held in treasury.

E)  Adjustment to unrealized gain (loss) on marketable equity securities.

   The accompanying notes are an integral part of these financial statements.

                            PICK Communications Corp.
                      Consolidated Statements of Cash Flows
                         Nine Months Ended September 30,
                                   (UNAUDITED)


                                                                                   1997           1998
                                                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                                                    $ (7,939,557)   $ (8,066,755)
Adjustments to reconcile net (loss) to cash (used in) operating activities:
    Non-cash loss on marketable securities                                       9,399,079               0
    Common stock issued for services                                                43,035         180,026
    Amortization of debt discount and debt placement expenses                            0       2,512,356
    Depreciation and amortization                                                  126,008         228,980
    Minority interest in subsidiary loss                                          (413,315)         (2,062)
    Bad debt expense                                                                78,766           2,072
    Adjustment to reserve for contingent liability                                (649,563)              0
    (Benefit) for deferred income taxes                                         (1,808,000)              0
    Changes in operating assets and liabilities:
        Decrease (increase) in accounts receivable                                (396,775)       (132,788)
        Decrease (increase) in inventory                                            15,182         (90,181)
        Decrease (increase) in other operating assets                              (98,111)       (348,808)
        Increase (decrease) in accounts payable                                  2,933,699      (1,257,579)
        Increase (decrease) in deferred revenue                                   (769,534)        951,161
        Increase (decrease) in customer deposits                                         0         280,345
        Increase (decrease) in other operating liabilities                        (699,739)        421,645
                                                                              ------------    ------------
Net cash provided by (used in) operating activities                               (178,825)     (5,321,588)
                                                                              ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets                                                            (6,512)     (1,725,176)
                                                                              ------------    ------------
Net cash (used in) investing activities                                             (6,512)     (1,725,176)
                                                                              ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Acquisition of treasury stock for cash                                             (11,978)              0
Principal paid on capital leases                                                         0        (154,667)
Funds advanced on third-party debt, net of cash placement costs                          0      11,586,126
Payments on third-party debt                                                             0      (2,000,000)
Funds advanced by stockholder                                                      170,000          15,000
Payments of stockholder advances                                                   (25,152)       (185,000)
                                                                              ------------    ------------
Net cash provided by (used in) financing activities                                132,870       9,261,459
                                                                              ------------    ------------

Net increase in cash                                                               (52,467)      2,214,695

CASH, beginning of period                                                           87,712          44,400
                                                                              ------------    ------------

CASH, end of period                                                           $     35,245    $  2,259,095
                                                                              ============    ============

   The accompanying notes are an integral part of these financial statements.

                            PICK Communications Corp.
                Consolidated Statements of Cash Flows (Continued)
                            Six Months Ended June 30,
                                   (UNAUDITED)


                                                                        1997        1998
                                                                     ----------   ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid during the period                                      $   46,793   $  483,380
                                                                     ==========   ==========

Non-cash financing activities:

    Assets acquired under capital leases                                      0      591,026
                                                                     ==========   ==========
    Book value of marketable equity securities exchanged for
        common stock of the Company and its subsidiary                6,390,625            0
                                                                     ==========   ==========
    Book value of marketable equity securities exchanged for other
        marketable equity securities                                  4,085,000            0
                                                                     ==========   ==========
    Prepaid advertising exchanged for common stock of
        the Company and its subsidiary                                2,458,155            0
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

Principles of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, Public Info/Comm Kiosk, Inc. ("PICK"); PICKNET Inc. ("PICKNET"); PICKNET UK, PLC; PICKSat Inc. and P.C.T. Prepaid Telephone, Inc. ("PCT"). All significant intercompany balances and transactions have been eliminated.

Minority interest represents the minority shareholders' proportionate share of the equity and loss of PCT.

Certain amounts in the Statement of Operations for the three and nine months ended September 30, 1997 have been reclassified to conform with the 1998 presentation.

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

Concentration of Credit Risk

In 1998, approximately 65% and 14% of revenues were from two customers; in 1997, approximately 23% and 14% of revenues were from two customers. The Company performs periodic credit evaluations of its customers, and may, under certain circumstances, require deposits or prepayments where deemed appropriate.

Accounts receivable consist of the following:
                                               December 31,     September 30,
                                                   1997             1998
                                                ---------         ---------
        Accounts receivable                     $ 778,315         $ 810,704
        Reserve for bad debts                     326,497           228,170
                                                ---------         ---------
        Accounts receivable - net               $ 451,818         $ 582,534
                                                =========         =========

                            PICK Communications Corp.
                   Notes to Consolidated Financial Statements
                                   (UNAUDITED)

(1)      Summary of Significant Accounting Principles, Continued

Concentration of Credit Risk, Continued

Five customers comprised approximately 29%, 20%, 15%, 15% and 13% of gross accounts receivable, respectively, at September 30, 1998. Five customers comprised approximately 36%, 20%, 16%, 13% and 10% of gross accounts receivable, respectively, at December 31, 1997. At September 30, 1998, the Company has a reserve for bad debts equal to 28% of the gross accounts receivable. The Company also purchases telecommunications services from many of its customers. Frequently, accounts receivable are settled by set-off against liabilities with the same party.

Inventory

Inventory at December 31, 1997 is composed of costs to produce cards, including printing and freight, and is valued at the lower of cost or market. Inventory is relieved and charged to cost of sales when cards are activated. Inventory at September 30, 1998 consists of computer equipment held for resale. This inventory is accounted for on the first in, first out ("FIFO") basis.

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

Accounts Payable

Accounts payable at September 30, 1998 includes $1,120,544 payable to WorldCom Network Services, Inc., which is payable in monthly installments of between $350,000 and $385,544, plus interest at 18% per annum, through December of 1998.

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

                            PICK Communications Corp.
                   Notes to Consolidated Financial Statements
                                   (UNAUDITED)


(2)      Furniture and Equipment

Furniture, equipment and software consists of the following:

                                                                   December 31,     September 30,
                                                                       1997             1998
                                                                  -----------      ------------
                  Furniture, equipment  and software - at cost    $   127,538      $  1,852,714
                  Less accumulated depreciation                       (68,488)          (95,888)
                                                                  -----------      ------------
                                    Net                                59,050         1,756,826
                                                                  -----------      ------------

                  Telephone switching equipment
                      acquired under capital leases                   941,033         1,532,059
                  Less accumulated amortization                             0          (201,580)
                                                                  -----------      ------------
                                    Net                               941,033         1,330,479
                                                                  -----------      ------------

                  Net furniture and equipment                     $ 1,000,083       $ 3,087,305
                                                                  ===========      ============

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

At September 30, 1998, the Company owned 380,000 restricted shares of the common stock of PTI. PTI common stock is traded on the over-the-counter market and reported on the OTC Bulletin Board. The market value per share of PTI was $1.125 at September 30, 1998, as reflected on the OTC Bulletin Board. Because the shares are restricted and there is very limited trading activity in PTI stock, the Company believes the fair value to be approximately 30% of the market price, or $128,250 at September 30, 1998. 100,000 of the PTI shares are pledged to one of the Company's vendors.

(4)      Short Term Debt

Short-term debt consists of the following:
                                              December 31,    September 30,
                                                  1997             1998
                                              -----------     ------------
         Borrowings from bank                 $   750,000     $          0
         Short-term loans                         250,000        9,378,773
         Loan from customer/supplier                    0        2,000,000
                                              -----------     ------------
                                              $ 1,000,000     $ 11,378,773
                                              ===========     ============

The bank borrowing was repaid on July 29, 1998 from a portion of the proceeds of the borrowing discussed below.

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

In February of 1998, the Company amended its existing telecommunications agreement with IDT Corporation ("IDT"), one of its long distance vendors/customers. Under the terms of the amendment, the Company agreed to sell IDT up to 10,000,000 minutes per month of long distance traffic, through June 9, 1999, at favorable rates and IDT agreed to lend the Company $2,000,000. Of this amount, $500,000 was funded when the transaction was signed, $1,000,000 was funded in April 1998 and the remaining $500,000 was advanced in June, 1998. The loan bears interest at 9% and matures in February 1999. In addition, IDT received a warrant to purchase one share of the Company's common stock for each five dollars loaned (or an aggregate of 400,000 warrrants), at an exercise price equal to the closing price for the Company's common stock at the date immediately prior to the date of the advance. The Company has issued 100,000 warrants with an exercise price of $0.24 per share, 200,000 warrants with an exercise price of $1.00 per share and 100,000 warrants with an exercise price of $0.56 per share. The warrants are exercisable for a period of one year from the respective dates of grant.

In April 1998, the Company borrowed $1,000,000 from unaffiliated investors. The loan was unsecured, bore interest at 10% and matured July 1, 1998. In consideration for advancing the funds, the lenders received warrants to purchase 1,000,000 shares of the Company's common stock at $0.35 per share, which are exercisable on or before April 1, 2001. The $195,000 of value assigned to these warrants is reflected in interest expense. The placement agent for this loan received $75,000 and warrants to purchase 250,000 shares of the Company's common stock at $0.35 per share. The $43,750 of value assigned to these warrants is included in debt placement expenses. This borrowing was repaid on July 31, 1998 from a portion of the proceeds of the borrowing discussed below. Because the borrowing was repaid after maturity date, the interest rate was increased, effective July 1, 1998, to 18% and the lenders and the placement agent were granted warrants to purchase 1,250,000 shares of the Company's common stock, exercisable through August 14, 2001, at $0.25 per share.

Between July 29, 1998 and September 8, 1998, the Company, through Commonwealth Associates ("Commonwealth"), placed $9,900,000 (face amount) of 10%, 120 day notes and 9,900,000 warrants to purchase shares of the Company's common stock at $0.50 per share for five years (the "Placement"). The Company allocated $8,587,066 of the gross sale proceeds to the debt and $1,312,934 to the warrants. The $1,312,934 discount applied to the face amount of the notes is being amortized into income, as interest expense, over the 120-day life of the notes. The Company has the right to extend the maturity date of the notes for 60 days; in the event the Company exercises this right, the interest rate of the notes is increased to 18% per annum, retroactive to the issuance of the notes. For the Placement, the Company paid Commonwealth and Liberty Capital Ltd. (the Company's co-financial advisor) $1,089,000 in cash, 1,394,368 shares of common stock (valued at $865,799) and warrants to purchase 2,509,859 shares of common stock at $0.50 per share for five years (valued at $383,002). The costs related to the Placement have been deferred and are being amortized into income as debt placement expenses over the term of the debt.

                            PICK Communications Corp.
                   Notes to Consolidated Financial Statements
                                   (UNAUDITED)


(5)      Commitments

The Company leases facilities and equipment under operating and capital leases. The future minimum payments under such leases as of September 30, 1998 are as follows:

                                                          Operating    Capital
                                                           Leases      Leases
                                                           ------      ------

                  1998 (three months)                    $ 101,104  $  103,696
                  1999                                     482,483     414,783
                  2000                                     400,744     414,783
                  2001                                     251,425     414,783
                  2002                                     169,769     414,783
                  2003                                     144,994           0
                                                       -----------  ----------

                  Total payments                       $ 1,550,519   1,762,828
                                                       ===========

                  Less amounts representing interest                  (385,436)
                  Current portion                                     (250,622)
                                                                    ----------
                  Capital lease obligations, long-term portion      $1,126,770
                                                                    ==========

Rental expense under operating leases was $275,978 and $77,580 for the nine months ended September 30, 1998 and 1997, respectively. The Company has the right to renew its operating leases for terms of between three and five years.

At September 30, 1998, the Company has outstanding commitments for the purchase of telecommunications and computer equipment and for the license of computer software of approximately $1,500,000.

(6)      Income Taxes

The Company's deferred tax assets at December 31, 1997 consist of the following:

Approximate tax benefit from net operating loss carryforwards:

                  Federal                             $ 1,800,000
                  State                                   300,000
                                                       ----------
                                                        2,100,000
         Less valuation allowance                      (2,100,000)
                                                       ----------
         Net deferred tax assets                      $         0
                                                      ===========

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

(7)      Contract with Blackstone Calling Card, Inc.

In February, 1998, the Company entered into a two-year agreement with a major distributor of prepaid telephone calling cards, Blackstone Calling Card, Inc. ("Blackstone" and the "Blackstone Agreement"). Under the terms of the Blackstone Agreement, as amended, after a six month phase-in period commencing April 27, 1998, Blackstone will purchase a minimum face value of $5,000,000 per month from

                            PICK Communications Corp.
                   Notes to Consolidated Financial Statements
                                   (UNAUDITED)

(7) Contract with Blackstone Calling Card, Inc., Continued

the Company, which is expected to result in net revenues of approximately $3,000,000 per month to the Company. While Blackstone's purchases from the Company have been increasing significantly, it is anticipated that the Blackstone Agreement will have to be amended to lower the purchase minimum amount and the corresponding revenue to the Company. The Blackstone Agreement is also subject to termination by either party without cause at the end of year one, upon sixty days prior notice, or by Blackstone if the Company fails to maintain overall network quality.

(8)      Litigation and Reserve for Contingent Liability

The Company is, from time to time, party to litigation that arises in the ordinary course of its business operations or otherwise. Except as described below, the Company is not presently a party to any litigation that it believes would have a material adverse effect on its business.

In February 1997, the Company commenced a mediation action against American Telephone & Telegraph ("AT&T") seeking $10 million in damages for breach of contract and fraudulent inducement and malicious conduct under a carrier agreement (the "Carrier Agreement") entered into in February 1996. The Company contracted with AT&T under the Carrier Agreement for inbound 800 service and outbound domestic and international long distance service. The Company claims that AT&T reneged on certain commitments to provide the Company with lower international rates than the Company was invoiced by AT&T. AT&T has claimed that the Company owes it in excess of $1,000,000. In 1996, the Company provided for a non-cash reserve of $1,750,000, which was reduced to $1,100,000 in the third quarter of 1997 and is a part of the Company's working capital deficiency. After two mediation sessions, AT&T indicated that it intended to withdraw from the mediation. Accordingly, on November 5, 1997, the Company filed for arbitration proceedings against AT&T and reduced its claim to $5 million. This arbitration is tentatively scheduled to be heard in January 1999. There can be no assurance that the Company will be able to prevail in this arbitration. Any adverse judgment or settlement could have a material impact on the Company's financial condition.

(9)      Stock Option Plan

In February, 1996, the Company adopted a stock option plan for employees and directors. The following summarizes activity under the plan:

                                                Year Ended                      Nine Months Ended
                                             December 31, 1997                 September 30, 1998
                                             -----------------                 ------------------
                                                    Weighted Average                   Weighted Average
                                         Shares      Exercise Price          Shares     Exercise Price
                                         ------      --------------          ------     --------------

Outstanding at beginning of period      3,500,000          $ 0.878         4,500,000          $ 0.230

Options cancelled                      (3,500,000)         $ 0.878                 0               -

Options granted                         4,500,000          $ 0.230         1,200,000          $ 0.427
                                        ---------                          ---------

Outstanding at end of period            4,500,000          $ 0.230         5,700,000          $ 0.271
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

                            PICK Communications Corp.
                   Notes to Consolidated Financial Statements
                                   (UNAUDITED)

(10)     Comprehensive Income

Comprehensive income, as defined in Statement of Financial Accounting Standards number 130, "Reporting Comprehensive Income" ("SFAS 130"), includes all changes in equity during a period from non-owner sources. Examples of items included in comprehensive income that are excluded from net income are unrealized gains or losses on marketable equity securities or foreign currency translation adjustments. For the nine months ended September 30, 1998, total other comprehensive income was a loss of $42,750.

(11)     Going Concern Matters

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and negative cash flow from operations in the nine months ended September 30, 1998 as well as the years ended December 31, 1997, 1996 and 1995. In addition, the Company has a working capital deficiency of $13,977,767 at September 30, 1998, and as discussed in Footnote 5, the Company has entered into significant equipment purchase and software license commitments.

While the Company obtained additional short-term financing during the third quarter of 1998, it matures in the fourth quarter of 1998 and the first quarter of 1999. Substantially all of the debts of the Company mature or are subject to payment agreements calling for payment before the end of February 1999. Without the Company extending the pay-out terms of the aforementioned liabilities or obtaining additional long-term financing, as well as increasing revenues and/or decreasing expenses, the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability of assets or the classification of liabilities should the Company be unable to continue as a going concern.

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

(12)     New Accounting Pronouncements

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

In June 1998, the FASB issued SFAS number 133, "Accounting for Derivative Instruments and Hedging Activities." Management is currently evaluating the financial statement and disclosure impact of SFAS number 133. The Statement is effective for all fiscal quarters in fiscal years beginning after June 15, 1999 or the first quarter of calendar year 2000 for the Company.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations:

Results of Operations:

The Company generates revenues from the sale of telecommunications services. This includes international long distance service to carriers and resellers, and revenues derived from the sale of prepaid telephone calling cards to distributors for resale to retail outlets.

The Company's costs of sales primarily consist of the cost of telephone services, for both the resale of international long distance services and for prepaid telephone calling cards.

For the resale of international long distance, the Company recognizes revenues as its customers use the traffic. For prepaid telephone calling card sales, the Company recognizes revenues at the time it provides the telephone services associated with its cards and recognizes the cost of the carrier telephone traffic based on the minutes used in the same periods that the Company recognizes revenues.

Gulfsat Contract

In late 1997, the Company entered into a reciprocal telecommunications agreement for international traffic termination in Africa, the Middle East and Asia, via satellite, with Gulfsat Communications Company ("Gulfsat" and the "Gulfsat Contract"), a communications company located in the Middle East. In March 1998, the term of the contract was extended to February 28, 2003 and Gulfsat agreed that its rates to Africa, the Middle East and Asia would be offered in the United States exclusively through the Company. Under the contract, the Company is entitled to terminate up to 70 million minutes per month in telecommunications services into the above regions. Management believes, based upon its knowledge of the industry, that costs per minute to terminate traffic through Gulfsat are significantly lower than those currently available to the Company's competitors.

The Company began to send traffic into one country in the second quarter and anticipated adding subsequent countries in fairly rapid succession. The Company then became aware of newer, state-of-the-art technology that would facilitate the transmission of not only voice traffic but also data, video and Internet traffic. In order to capitalize on this technology and maximize the benefit the Company could derive from the Gulfsat Contract, it became necessary to defer installation. The Company first had to investigate the companies offering the appropriate asynchronous transmission mode (ATM) equipment and then, in concert with Gulfsat, select a strategic partner in this global effort. Then the Company and Gulfsat had to purchase and install the appropriate telephone switching and compression equipment for the Jersey City hub, the United Kingdom and the first of several destination countries. To begin installation, the Company required a portion of the proceeds from the short-term debt financing obtained in the third quarter to purchase this equipment in August and September. The initial installation is nearing completion and the Company anticipates that it will be able to utilize the increased capacity and favorable termination rates to four or five additional countries starting late in the fourth quarter of 1998. The Company believes it has sufficient funds available to purchase the necessary equipment to increase the capacity for delivery of telephone time through Gulfsat through the end of 1998 and it will require additional funding thereafter.

Blackstone Contract

In February 1998, the Company entered into a two-year agreement with Blackstone Calling Card, Inc. ("Blackstone"), a major distributor of prepaid telephone calling cards (the "Blackstone Agreement"). Under the terms of the Blackstone Agreement, as amended, after a six month phase-in period ending October 27, 1998, Blackstone was to purchase a minimum face value of $5,000,000 per month from the Company, which was expected to result in net revenues of approximately $3,000,000 per month to the Company. The Blackstone Agreement is also subject to termination by either party without cause at the end of year one upon 60 days' prior notice, or by Blackstone if the Company fails to maintain overall network quality.

While Blackstone's purchases from the Company have been increasing significantly (to approximately $2.2 million, at face value, in September 1998), it is anticipated that the Blackstone Agreement will have to be amended to lower the minimum purchase amount and the corresponding revenue to the Company. As described above, the Company has yet to receive anticipated capacity to terminate traffic through Gulfsat needed to satisfy Blackstone and other customers. This has significantly reduced the volume of Blackstone's purchases and, because the Company has had to purchase time from other carriers (at higher rates than the Company anticipated paying to Gulfsat) to satisfy the traffic generated by the users of Blackstone's calling cards, the Company has yet to achieve the anticipated profit from the Blackstone Agreement. Management believes that if the Company is able to purchase and install sufficient ATM equipment by the end of 1998 to increase its capacity to deliver traffic through Gulfsat, it should be able to satisfy Blackstone's requirements by the middle of 1999.

High Speed Internet Services

Late in the second quarter of 1998, through PICKSat Inc. ("PICKSat"), a wholly-owned subsidiary, the Company began development of a satellite-delivered, broadband, international, high-speed Internet and multi-media platform. The Company anticipates that its customers will begin using this platform for delivery of data and multi-media in the first quarter of 1999.

Nine Months Ended September 30, 1998 Compared with September 30, 1997

Revenues:

Total revenues amounted to $6,239,069 for the nine months ended September 30, 1998, compared to $7,590,592 for the nine months ended September 30, 1997, a decrease of $1,351,523, or 18%. The Company significantly curtailed is operations during the first half of 1998, while it installed and tested two, leased Siemens Digital Central Office Switches. These switches replaced switching services previously purchased from third party vendors. Consequently, the Company decided to curtail its marketing efforts for the sale of international long distance services until it completed this installation and until it had the capability to deliver competitively priced traffic through Gulfsat. Therefore, for the nine months ended September 30, 1998, the Company generated international long distance revenue of $1,796,735, compared with $6,496,645 for the nine months ended September 30, 1997, a decrease of $4,699,910 (72%). Prepaid telephone calling card revenues were $4,442,334 for the nine months ended September 30, 1998, compared to $1,093,947 for the nine months ended September 30, 1997. This represents an increase of $3,348,387 or 306% and is attributable to sales to Blackstone.

Costs and Expenses:

The cost of telephone time purchased increased from $6,841,047 to $7,143,518 ($302,471 or 4.4%). These costs increased by 4%, even though revenues declined by 18%, primarily due to the costs of long distance arising from the usage of prepaid telephone calling cards sold through Blackstone. Other cost of sales increased from $522,193 to $1,740,742 ($1,218,549 or 233%) primarily due to the fixed costs associated with the Company's newly-developed network and processing costs arising from the increased prepaid telephone calling card activity. The Company believes that it has the capacity to carry significant, additional traffic without any meaningful increase in the fixed costs associated with the network. 1997 cost of sales benefited from the reversal of $649,563, representing a portion of a previous provision of contingent costs. (See Note 8, Notes to Consolidated Financial Statements.)

Selling, general and administrative expenses were $2,144,766 for the nine months ended September 30, 1998, compared to $1,465,907 for the nine months ended September 30, 1997, reflecting an increase of $678,859 or 46%. Approximately $412,000 of this increase is due to start-up and development expenses of the Company's newly formed PICKSat subsidiary. The residual increase is primarily due to other additions to staff.

Loss from Operations:

The Company's loss from operations increased from $715,000 to $5,018,937 primarily due to the increases in cost of sales and general and administrative expenses discussed above.

Other:

Interest and debt placement expenses increased significantly from the prior year due to the substantial increase in the amount of short-term debt placed in the current year.

Three Months Ended September 30, 1998 Compared with September 30, 1997

Revenues:

Total revenues amounted to $3,962,556 for the three months ended September 30, 1998, compared to $2,295,703 for the three months ended September 30, 1997, an increase of $1,666,853, or 73%.

For the three months ended September 30, 1998, the Company generated international long distance revenue of $833,717, compared with $1,754,431 for the three months ended September 30, 1997, a decrease of $920,714 (52%), which was primarily attributable to delays in available capacity for delivery of traffic through Gulfsat and the related reduced marketing efforts discussed above. The Company believes that international long distance revenue growth will be driven by available capacity through Gulfsat, and, that the Company should have significantly more capacity available by the end of 1998.

Prepaid telephone calling card revenues were $3,128,839 for the three months ended September 30, 1998, compared to $541,272 for the three months ended September 30, 1997. This represents an increase of $2,587,567 or 478% and is attributable to sales to Blackstone.

Costs and Expenses:

The cost of telephone time purchased increased from $2,052,189 to $4,597,125. These costs increased by $2,544,936, or 124%, primarily due to the costs of long distance arising from the usage of prepaid telephone calling cards sold through Blackstone. Other cost of sales increased from $167,698 to $1,138,441 ($970,743 or 579%) primarily due to the fixed costs associated with the Company's newly-developed network and processing costs arising from the increased prepaid telephone calling card activity. 1997 cost of sales benefited from the reversal of $649,563, representing a portion of a previous provision of contingent costs. (See Note 8, Notes to Consolidated Financial Statements.)

Selling, general and administrative expenses were $1,037,780 for the three months ended September 30, 1998, compared to $487,170 for the three months ended September 30, 1997, reflecting an increase of $550,610, or 113%. Approximately $412,000 of this increase is due to start-up and development expenses of the Company's newly formed PICKSat subsidiary. The residual increase is primarily due to other additions to staff.

Loss from Operations:

The Company's reported income from operations of $196,081 for the three months ended September 30, 1997 and a loss from operations of $2,902,421 for the three months ended September 30, 1998. This change is primarily due to the increases in cost of sales and general and administrative expenses discussed above.

Other:

Interest and debt placement expenses increased significantly from the prior year due to the substantial increase in the amount of short-term debt placed in the current year.

Changes in Financial Condition:

Due to the losses discussed above, the Company's working capital deficit increased from $7,405,608 as of December 31, 1997 to $13,977,767 as of September 30, 1998 (an increase in the working capital deficit of $6,572,159) and the net worth changed from a negative $7,093,114 at December 31, 1997 to $11,796,854 at September 30, 1998 (an increase in negative net worth of $4,703,740).

Current assets increased by $4,121,901 primarily due to increases in (i) cash and (ii) prepaid expenses and other current assets. Prepaid expenses and other current assets at September 30, 1998 includes $1,491,251 in unamortized expenses related to the $9.9 million short-term debt placed in the third quarter of 1998. Current liabilities increased by $10,694,060. This increase is largely due to net increases in short-term borrowings. The proceeds of the short-term borrowings were used to fund (i) approximately $1,200,000 in placement costs,
(ii) $2,185,000 in debt repayments, (iii) $1,725,000 in capital expenditures
(iii) a $2,200,000 increase in cash and (iv) the operating losses discussed above.

Substantially all of the liabilities of the Company mature or are subject to payment agreements calling for payment before the end of February 1999. In addition, the Company has committed approximately $1,500,000 to (i) purchase telecommunications and computer equipment and (ii) license computer software, payments for which will be due prior to January 31, 1999.

The Company repaid $1,575,000 in short-term debt during July of 1998, consisting of $575,000 in bank borrowings and $1,000,000 borrowed in April 1998 from unaffiliated investors. (See Note 4 of Notes to Consolidated Financial Statements.) The short-term debt was repaid from a portion of the proceeds of a $9,900,000 short-term debt financing. This replacement, short-term debt financing matures in the fourth quarter of 1998 and the first quarter of 1999. The Company is pursuing sources of capital in order to repay the short-term debt financing and to expand its operations. While the Company believes it will be successful in its efforts to raise sufficient capital and to restructure its operations so that it may continue as a going concern, there can be no assurance that the Company will be successful.

Cash Flows

Cash flow for the nine months ended September 30, 1998 was an increase of $2,214,695, compared with a decrease of $52,467 for the comparable period in 1997, an improvement of $2,267,162. This improvement is attributable to an increase in cash provided by financing activities of $9,128,589 off-set by increases in cash used in operating activities of $5,142,763 and investing activities of $1,718,664.

Cash Flows from Operating Activities

Operating activities used $5,321,588 in cash for the nine months ended September 30, 1998, compared with a use of $178,825 in 1997. The major reason for this change is a $4,303,937 increase in the Company's loss from operations. The operating loss of $5,018,937 for the nine months ended September 30, 1998 was primarily financed with the proceeds of short-term borrowings, a $951,161 increase in deferred revenues and $701,990 increase in customer deposits and other operating liabilities, partially off-set by a $571,777 increase in operating assets and a decrease in accounts payable of $1,257,579. The operating loss of $715,000 for the nine months September 30, 1997 was primarily financed by increases in accounts payable, partially off-set by increases in accounts receivable and reductions in deferred revenue and other operating liabilities.

Cash Flows from Investing Activities

The Company significantly increased its capital expenditures (to $1,725,176) in 1998 to support the development of its international long distance telephone and high speed Internet services businesses. 1997 capital expenditures were only $6,512.

 Cash Flows from Financing Activities

During the nine months ended September 30, 1998, the Company closed short-term borrowings, which netted $11,586,126 and borrowed $15,000 from one of its stockholders. These inflows were reduced by $2,339,667 in repayments, including $154,667 applied to the principal due on capital leases. 1997 cash flows from financing activities primarily consisted of $144,848 in net advances from one of the Company's stockholders.

Impact of Year 2000:

There have been no material changes since the Company's disclosure in its Annual Report on Form 10-K that, although the Company believes its software is Year 2000 compliant, it has not yet commenced a program to pursue compliance with its suppliers, vendors, customers and anyone else with whom it electronically connects.

Part II - Other Information

Item 1 - Legal Proceedings:

During the quarter ended September 30, 1998, there were no material changes in the Company's previously reported legal proceeding commenced against American Telephone & Telegraph Company.

Item 2 - Changes in Securities:

On July 13, 1998, the Company commenced a private placement offering (the "Offering") of units (the "Units"), each consisted of a $100,000 10% senior secured note (the "Notes") and warrants (the "Warrants") to purchase 100,000 shares of the Company's Common Stock.

Commonwealth Associates acted as Placement Agent in the sale of the Units offered and received upon consummation of the Offering: (i) a placement fee equal to 7% of the gross proceeds of the Units sold in the Offering ($693,000); and (ii) a structuring fee equal to 2% of the gross proceeds of the Units sold in the Offering ($198,000). The Placement Agent also received from the Company
(i) 697,184 shares of Common Stock; (ii) warrants to purchase at an exercise price of $.50 per share 1,394,366 shares of Common Stock (the "Agent's Warrants") and (iii) reimbursement of legal fees. The Company agreed to indemnify the Placement Agent and certain other persons against certain liabilities, including certain liabilities arising under the Securities Act of 1933, as amended (the "Securities Act").

In addition, Liberty Capital, Ltd., a co-financial advisor to the Company with respect to the Offering ("Liberty"), received: (i) 2% of the offering price of the Units ($198,000); (ii) 697,184 shares of Common Stock and (iii) warrants to purchase at an exercise price of $.50 per share 1,115,493 shares of Common Stock.

Between July 29, 1998 and September 8, 1998, the Company sold 99 Units for cash, or an aggregate of $9,900,000 in gross proceeds. The Units were offered and sold only to "accredited investors" as such term is defined in Regulation D promulgated under the Securities Act and was offered and sold only to prospective investors who: (i) represented, among other things, that they were acquiring Units for their own account, for investment only and not with a view toward the resale or distribution thereof that they were aware that the Units had not been registered under the Securities Act and that their transfer rights are restricted by the Securities Act, applicable securities laws and the absence of a market for the Units and (ii) represented that they were accredited investors. Therefore, the Offering was exempt from registration pursuant to
Section 4(6) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

The principal amount of the Notes, together with accrued interest, is due and payable on the earlier of (i) completion by the Company of an equity financing resulting in gross proceeds of $5,000,000 or more or (ii) 120 days from the placement of the Notes (the "Maturity Date"). The Maturity Date set forth in
(ii) may be extended for up to 60 days (the "Extension Period") solely at the Company's option (the "Extension Option"). In the event the Company defaults in the payment of the Notes, and such default continues uncured for five (5) business days, holders of the Notes will have the option to convert the principal amount, together with accrued interest, into shares of the Company's Common Stock at a conversion price per share equal to the lower of (i) 50% of the closing bid price of the Common Stock on the date of the Event of Default or
(ii) $.25.

Each Warrant is exercisable for a period of five years for one share of Common Stock at an exercise price equal to $.50 per share. In the event the Company exercises the Extension Option, the exercise price of the Warrants shall be reset to the lower of the Closing Bid on the original Maturity Date or $.50. In the event the Company does not repay the Notes by the end of the Extension Period, the Company will file a Registration Statement with the Securities and Exchange Commission within 90 days of the end of the Extension Period (e.g., April 25, 1999) registering the shares of Common Stock underlying the Warrants. In the event the Company fails to file such registration statement on a timely basis, the Exercise Price of this Warrant shall be adjusted downward 10% per month until such registration statement is filed. The Warrants will be protected against dilution upon the occurrence of certain events, including, but not limited to, sales of shares of Common Stock for less than fair market value or the exercise price.


Item 6 - Exhibits and Reports on Form 8-K:

         (a) Exhibits filed as part of this report are listed below:

10.1 Master Purchase Agreement between PICK Communications Corp. and Northern Telecom Inc., effective as of July 16, 1998.

10.2 Software License and Support Agreement between Portal Software, Inc. and PICK Communications Corp., dated July 28, 1998.

27             Financial Data Schedule

         (b) Reports on Form 8-K:
                  Report dated September 18, 1998 concerning change in
                     Registrant's Certifying Accountants.
                  Report dated September 18, 1998 to file Former Accountant's letter re change in Registrant's Certifying Accountants.

Signatures:

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               PICK Communications Corp.


Date:  November 12, 1998       By:  /s/  Diego Leiva
                                    ------------------------------------------
                                    Diego Leiva
                                    President and Chief Executive Officer


Date:  November 12, 1998       By:  /s/  Robert S. Bingham
                                    -------------------------------------------
                                    Robert S. Bingham
                                    Vice President and Chief Financial Officer
                                    (Principal Accounting Officer)