Form 10-K
period 1998-12-31
PICK COMMUNICATIONS CORP
filed 1999-05-03
CIK 1006282

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

                        Commission file number is 0-27604

                            PICK COMMUNICATIONS CORP.
             ------------------------------------------------------
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

                         Common Stock. $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of the 18,985,662 shares of voting stock held by non-affiliates of the Registrant as of April 14, 1999 was $35,598,116 (assuming solely for purposes of this calculation that all directors, officers and greater than 5% stockholders of the Registrant are "affiliates").

The number of shares outstanding of the Registrant's Common Stock, par value $0.001 per share, as of April 14, 1999, was 43,367,335.

Documents incorporated by reference: None.

                                     PART I

This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding expected future revenues and expenses. Forward-looking statements relate to plans and expectations of the Company and are subject to risks and uncertainties including the timely development and acceptance of new products in constantly evolving telecommunications and Internet industries, the impact of competitive products and pricing, government regulations and other risks detailed from time to time in the Company's SEC reports.

Item 1: Business

GENERAL DEVELOPMENT OF THE BUSINESS

PICK Communications Corp. ("PICK" or the "Company") was incorporated in April 1984 under the laws of the State of Utah as S.T.V., Inc. In February 1986, the Company changed its name to Adolphus Companies, Inc. and to Prime International Products Inc. ("Prime") in May 1988. Prime ceased operations in late 1990. In July 1995, Prime changed its state of organization from Utah to Nevada. On September l2, 1995, Prime executed a Stock Purchase Agreement to exchange 16,500,000 shares of Prime's Common Stock for all of the common stock and warrants of Public Info/Comm. Kiosk, Inc. ("Kiosk"), which made Kiosk a subsidiary of Prime. Kiosk was incorporated under the laws of New Jersey in August. 1992. Prime changed its name to PICK Communications Corp. in December 1995. Unless otherwise indicated, all references to "the Company" or "PICK" hereinafter include the business and operations of Kiosk prior to the September 12, 1995 transaction and the combined companies thereafter. The transaction was a reverse acquisition accounted for as a re-organization of Kiosk.

PICK is an interlink facilities based telecommunications service provider targeting newly deregulated and regulated emerging international markets, through five wholly-owned subsidiaries -- PICK US Inc., which markets and distributes prepaid telephone calling cards nationally; PICK Net Inc. and PICK Net UK PLC, both of which provide international long distance services to other carriers and resellers, PICK Sat Inc., created with the assistance of Microsoft and Philips, which recently commenced providing satellite delivered, high speed broadband Internet access; and PICK Online.Com Inc., recently formed to be an aggregator and delivery provider of audio and video streaming content (broadcasts) using multicasting technology to the "Edge of the Internet." In addition, the Company owns 79% of P.C.T. Prepaid Telephone, Inc., which has rights to market and distribute a patented, prepaid cellular telephone system in the United States and Canada.

The Company's business strategy is to be a diversified telecommunications carrier delivering an integrated package of advanced services, through satellite communications and through broadband delivery on the Internet of high-speed voice, data and video services. The Company's initial focus has been to expand its facilities-based network and augment its capacity to terminate international traffic throughout the Middle East, Africa and Asia. This expansion is expected to be facilitated by several reciprocal agreements that the Company has entered into for delivery of communications services into these regions. The current footprint for PICK Sat is North and South America with plans for expansion into Asia. The Company is currently attempting to secure financing for its PICK Sat and PICK Online.Com Inc. subsidiaries which recently commenced providing services and need to be capitalized in order to implement their respective business plans. The Company does not currently plan to expand its prepaid telephone calling card business and is exploring various alternatives, including the possible sale of such business.

The Company increased its sales from approximately $23,000 in 1993, to $0.5 million in 1994, $1.6 million in 1995, $5.9 million in 1996, $9.0 million in 1997 and $9.8 million in 1998. The increases in sales, however, corresponded with net losses for the Company of approximately $1.3 million, $1.1 million, $9.5 million and $17.1 million for the years ended December 31, 1994, 1995, 1997, and 1998. The Company had a net profit of $1.6 million in 1996. The Company significantly curtailed its operations during 1998, while it installed and tested the two Siemens Telecom Networks Digital Central Office switches. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Between July 29 and September 8, 1998, the Company sold an aggregate of 99 Units in a bridge loan (the "July Bridge Loan") for gross proceeds of $9,900,000. A portion of the net proceeds of the July Bridge Loan was used to repay a $1,000,000 unsecured bridge loan incurred in April 1998 and a $575,000 bank loan which bore interest at 8% above the bank's prime rate. Upon repayment of the Bank Loan, the Bank released its security interest and a security interest on the Company's assets was filed on behalf of the investors in the July Bridge Loan. In November 1998, the interest rate of the July Bridge Loan was increased retroactively to 18% and the maturity date of the promissory notes evidencing the loan (the "Notes") was extended to April 27, 1999.

In excess of 90% in interest of the Noteholders have consented to a restructuring (the "Restructuring") to amend their Notes (the "Amended Note"), for which the Company has agreed for a two-year period to allow each consenting Noteholder to (a) exchange one share of Common Stock for each warrant issued in connection with the original issuance of the Notes, and (b) either receive one share of Common Stock for every one dollar principal amount of Notes amended, or alternatively elect to have the conversion price of the Amended Note reset to $.50 per share. Commonwealth, as agent for the Notes will be paid 10% of the shares issued to Noteholders in the restructuring up to a maximum of 2 million shares, plus 500,000 warrants exercisable at $1.375 per share, and the exercise price of warrants previously issued to Commonwealth was reduced to $.10 per share.

The maturity date of the Amended Notes will be April 27, 2002. Each Amended Note shall be convertible at any time at the option of the holder thereof into shares of Common Stock at $1.00 per share, subject to adjustment under certain circumstance at the first anniversary date of the

Restructuring. In addition, the Company shall have the option to extend the maturity date for one additional year, in which event the Conversion Price shall be subject to adjustment.

The Amended Notes shall be automatically converted into shares of Common Stock in the event that the closing bid price for the Common Stock has exceeded $1.50 per share for 20 consecutive trading days. Commonwealth shall be entitled to designate one nominee to the Board and the Noteholders shall have the right to nominate one person to a reconstructed Board consisting of a majority of independent directors. The Company has agreed to register the Common Stock issued to the Noteholders in exchange for the Warrants initially issued to them immediately following the filing of this Report and register all other shares disclosed above including those issued upon conversion of the Amended Notes, within six months of the completion of the Restructuring.

International Long Distance Services

The international long distance telecommunications market has experienced significant growth in recent years. During 1996, according to the Federal Communications Commission (the "FCC"), the United States originated international long distance telecommunications market grew at a rate of 20.7% from $15.9 billion to $19.2 billion for that year. The factors driving this growth include: (1) deregulation of the telecommunications industry by the FCC in the United States; (2) new United States regulations regarding international settlement rates and direct agreements; (3) deregulation and privatization of the telecommunications industry in developing countries; (4) improvement of telecommunications infrastructure in the United States and abroad; (5) worldwide increases in voice and other data communications equipment; and (6) globalization of commerce.

Major providers such as American Telephone & Telegraph Company ("AT&T"), MCI/ WorldCom, Inc. ("MCI") and Sprint Communications Company ("Sprint") have raised the threshold for wholesalers seeking to participate in the international long distance market by linking favorable rates to long-term contracts, coupled with substantial commitment levels and substantial deposits. Only resellers able to meet these requirements have the opportunity to aggregate traffic from smaller resellers and negotiate even more favorable rates. Management believes that PICK is in a position to exploit its established presence in this market.

PICK Net Inc. and PICK Net UK PLC (collectively, "PICK Net") are two separate subsidiaries both providing international long distance services to other carriers and resellers. Each of these companies is a facilities based, switched carrier, with wholesale digital licenses. To gain rapid market entry without investment in major capital expenditures or a technical staff, PICK initially elected to contract for services with an experienced switch service provider. In 1997 and 1998 PICK leased and installed two Siemens Telecom Networks Digital Central Office switches in Jersey City, New Jersey and Miami, Florida as international gateways, and anticipates implementing additional "collection point" international gateway switches which should enhance the Company's ability to aggregate long distance calls for its network. PICK has also signed a contract for satellite communications and is seeking to secure several providers for earth station facilities and transatlantic, as well as domestic, fiber optic cable systems. PICK established a technical staff to bring this segment of its business under direct Company control rather than relying on third party providers.

PICK Net has organized and developed dedicated networks combining transatlantic fiber and internationally based transponder facilities with digital satellite delivery into the Gulf, Central and East Asian and North and Central African regions in association (see agreement below) with Gulfsat Communications Company ("Gulfsat"), a Kuwait based satellite telecommunications firm primarily engaged in providing VSAT (Very Small Aperture Terminal) solutions world wide. Gulfsat has teamed with PICK to transform itself from a closed network corporate communications provider, to a satellite based, international long distance voice, data, and multimedia services provider.

PICK Net in conjunction with Gulfsat delivers international telecommunications traffic originating from the United States into the deregulating countries currently served by and contracted with Gulfsat. The Companies will continue to collectively deploy and implement a dedicated and exclusive network in full digital ATM protocol which will provide for the termination of voice, data, and fax traffic originating in the United States and Europe into emerging international markets.

PICK Net has agreed, together with Gulfsat, to deploy and implement switches internationally, and for PICK Net to deploy switches in the United States. This joint deployment strategy calls for the opening of approximately three new countries each month until all 50 countries currently contracted with Gulfsat are on-line. Three countries are on-line and fully operational as of April 12, 1999. To access the Gulfsat satellite connections, the Company has access to earth stations in Nova Scotia and the U.K. and is working to secure access to other international earth stations.

In late 1997, the Company entered into a reciprocal telecommunications agreement (the "Gulfsat Contract") for international traffic termination in Africa, the Middle East and Asia, via satellite, with Gulfsat, which agreement, as amended in March 1998, terminates on February 28, 2003. Under the agreement, the Company is entitled to terminate up to approximately 70 million minutes per month in telecommunications services from the United States and Europe into the above regions, at the most favorable price per minute rates charged by Gulfsat. Management believes, based on its knowledge of the industry, that these rates are lower than those currently available to its competitors. However, in the second half of 1998, the Company became aware of newer, state-of-the-art technology that would facilitate the transmission of not only voice traffic but also data and Internet traffic. In order to capitalize on this technology and maximize the benefit the Company could derive from the Gulfsat Contract, it became necessary to defer installation. The Company first had to investigate the companies offering the appropriate asynchronous transmission mode (ATM) equipment and then, in concert with Gulfsat, select a strategic vendor in this global effort. The Company and Gulfsat then had to purchase and install the appropriate telephone switching and compression equipment for the Jersey City, New Jersey, hub, the United Kingdom and the first of the several destination countries. To begin installation, the Company required a portion of the proceeds from the short-term debt financing obtained in the third quarter of 1998 to purchase this equipment in late 1998. During 1998, the Company was only able to terminate traffic into one country in the Middle East via Gulfsat and was unable to satisfy the requirements of its existing customers.

The Company is currently sending traffic into three countries and anticipates adding subsequent countries in fairly rapid succession. The Company has purchased the necessary equipment for the installation in half-a-dozen additional countries, but will require additional funding for further installations.

On July 20, 1998, the Company signed an agreement (the "Nortel Agreement") with Northern Telecom Inc. ("Nortel") pursuant to which the Company may purchase Nortel equipment. The equipment purchased and to be purchased from Nortel is expected to significantly increase the capacity of the Company's network and is enabling the Company to transition from a traditional, voice-only network to a network which supports multimedia services and the Internet protocol. The Nortel Agreement requires that Nortel and Gulfsat, as a network partner of Nortel, refer to the Company purchasers of Nortel switches who intend to connect to the Gulfsat system to connect through the Company's switch network. The Nortel Agreement provides PICK with a premier ATM switch for its network and prevents its partner, Gulfsat, from using its PICK network dedicated switches with any other carriers. As of April 1, 1999, the Company has installed Nortel equipment in Jersey City, New Jersey and London, England, and Gulfsat has purchased equipment for installation in eight countries. The Company requires additional financing to purchase additional equipment needed to increase the Company's ability to capitalize on the Gulfsat agreement.

In September 1998, PICK Net UK PLC commenced operations in London to work in tandem with PICK Net, Inc. to grow PICK's international network infrastructure. PICK Net UK PLC has been granted an International Simple Voice Reseller Standard License from the United Kingdom to operate as a reseller of international telephony traffic. PICK Net UK PLC also provides uplink capabilities to numerous satellites terminating in Africa, Asia, Europe and the Middle East.

In late 1996, the Company entered into a reciprocal telecommunications agreement with IDT Corporation ("IDT"), one of the Company's customers/carriers. Under the agreement, IDT agreed to purchase certain telecommunication services from the Company, and the Company agreed to purchase certain telecommunications services from IDT for one year, renewable with the consent of both parties. In February 1998, the Company amended its agreement with IDT to provide IDT with a preferred purchasing arrangement for 16 months from February 1998. Pursuant to the amendment, IDT agreed to lend the Company $2,000,000 in working capital financing for one year. In return, the Company agreed to allow IDT to purchase telecommunications services to specified countries (up to a maximum of 10 million minutes per month) at a preferred rate per minute and additional capacity available at the same rate charged to the Company's other customers. IDT loaned the Company $500,000 on February 3, 1998, $1,000,000 on April 24, 1998 and $500,000 on June 10, 1998. The loan bears interest at 9% per annum and matured on February 9, 1999.

In April 1999, the Company and IDT reached an agreement in principle to execute a new six month note in the principal amount of $2,060,000, at 12% interest per annum. A payment of $500,000 is due by May 31, 1999, half of which shall be applied to the Note and the other half to accounts receivable from the Company to IDT. Thereafter, PICK agreed to pay IDT $50,000 per month towards payment of the Note; grant to IDT 200,000 shares of PICK Common Stock, and extend the term of 400,000 outstanding warrants for an additional three years.

Primarily because of the attractive rates the Company can offer its customers to Africa, the Middle East and Asia, many first and second tier carriers have expressed interest in purchasing international long distance services from the Company. The Company has signed agreements to sell telecommunications services to several of these carriers and based on its knowledge of the industry believes it can sign agreements with other carriers contingent upon the Company being able to increase capacity from Gulfsat.

High Speed Broadband Internet Services

PICK Sat provides satellite-based, high-speed broadband, Internet access and interactive multimedia services to end user service providers. This company is a fully developed and tested wide band data transmission wireless carrier which was created in association with Microsoft Corporation ("Microsoft") and Philips Digital Video Systems Company ("Philips"), as described below. PICK Sat became commercially operational in March 1999 and provides data distribution, Internet carrying services, and multimedia WEG 2 DVB compliant transmission via satellite at 8MB down stream. PICK Sat is operating out of temporary facilities in Miami, Florida and will be headquartered in a 10,000 sq. ft. facility in Miami, FL at Kroger Park, where an advanced Network Operating Center (NOC) is currently under construction. This facility will provide ample room for expansion and anticipated customer transmission requirements. Additionally, a satellite broadcast dish farm will be constructed next to the building, and is expected to be completed by Summer of 1999. In September 1998, Mario J. Pino was appointed as President of this new subsidiary. Mr. Pino was former General Manager of ZakSat General Trading Company W.L.L., a corporation formed under the laws of Kuwait to deliver global direct television, cable television and broadband interactive services, which was a similar, but closed content provider and delivery system. The Company is negotiating for satellite transmission with New Sky Satellite and Sat Mex, although there can be no assurance it will be successful in its efforts.

PICK Sat offers customers three different types of service: data delivery services, broadcast services and interactive services. Data delivery services allow for the simultaneous distribution of multimedia files, video, data streams and real-time feeds to single users or groups of users. Broadcast delivery services allow for the delivery of Internet, E-mail, Digital IP Television and Digital IP Radio. The interactive services will provide the scalability to allocate significant levels of bandwidth to deliver high speed interactive services such as digital interactive television, radio and Internet.

The PICK Sat system provides real time multicast digital video streaming via satellite and has accomplished its intended near term goal of true wide band broadcast satellite distribution ability. As such, the Company has entered into a preliminary agreement with its first client for this service. This client is an owner and distributor of Latin American / Spanish and Portuguese drama programming which will be transmitted via this open architecture broadcast methodology to cable networks and cable services providers in North, Central and South America and Spain. Additionally, PICK has identified business models which include push technology hosting, secured corporate and data transmission networks, high speed bandwidth sales and international real time transmission of data, video, and live feed content. The Company has targeted as potential initial clients, Internet Service Providers (ISP's), cable service providers, media content providers, and high traffic E-Commerce internet / Web site companies and information services providers.

Demand for these services continues to grow as cost effective and multimedia programming are required by margin conscious distributors and media content companies. Additionally, this system is designed as an open architecture non-proprietary system which allows PICK Sat to act as a carrier for content owners, ISP's, voice traffic providers, data providers and video providers. These are fully digitized transmissions, and PICK Sat can increase the bandwidth of service providers by eight times using its ATM compression technologies. For example, this technology allows a 30 channel cable operator to become a 240 channel cable operator and effectively compete with DirectTV with only marginal new infrastructure purchases.

In June 1998, PICK Sat entered into agreements for hardware with Philips and software with Microsoft for the above-described broadband interactive service. Pursuant to the Company's strategic agreement with Philips, the Company obtained the right to use the Philips Clevercast(TM) end-to-end data broadcasting system and the Philips PC-DVB Digital Receiver Cards designed to be installed into all modern multimedia PCs and to be integrated into PC software via the Windows 95, 98 and NT features. This will allow PC desktop users to receive satellite transmissions of digital data, television audio, high speed Internet, E-commerce and other multimedia applications. Microsoft provided software solutions to support PICK Sat's services. This is expected to be among the first satellite interactive platforms that will use the complete range of Microsoft's server software solutions. The Company's Commitment to Cooperate with Microsoft provides for Microsoft to license certain equipment and provide technical support, consulting services, know-how and training to the Company for three years in exchange for a license fee with an initial platform license fee and monthly fees based on usage. Microsoft may terminate the commitment to cooperate if the Company does not have a certain amount of subscribers after two years of commercial operation.

PICK Online.Com Inc.

PICK Online.Com was recently formed to be an aggregator and delivery provider of audio and video streaming content (broadcasts) to the "Edge of the Internet". PICK Sat will provide the satellite-based platform for PICK Online.Com to be able to assemble and broadcast live streams of audio and video from broadcast radio and TV stations from anywhere in the world.

The Company's initial goal will be to offer radio and later TV stations, the ability to reach an audience as IP Multicasting was intended to, but in a more effective and economical way. Multicasting is a method of disseminating an audio or video Internet media stream that is normally made available from a source to a single end user and instead making it available to an unlimited number of end users.

Through the use of the PICK Sat platform, PICK Online.Com intends to present a common sense solution to bringing audio and video streaming to ISPs and broadband networks such as Cable Modem and Asynchronous Digital Service Line
(ADSL) service providers. Later goals are to further utilize the PICK Sat platform to provide Internet access and other IP services direct to office and to home.

Microsoft has been a critical resource in the development of the PICK Sat platform and PICK Online.Com. Contributions have included migration of Microsoft Windows NT Server, Microsoft Commercial Internet Server (MCIS) and the Windows Media Technology onto the PICK Sat platform.

PICK Online.Com will have the ability to deliver IP data directly to ISPs, LANs, Broadband networks and any other IP end user "node" at the Edge of the Internet. PICK Online.Com will be the portal for end users to access multicast radio and TV streaming content. The service will use Microsoft Media Server to encode signals and multicast them efficiently to Internet Edge points.

End users will be able to listen to or watch a stream via their ISP or Broadband provided through their Microsoft browser never knowing that the stream is multicast and delivered via satellite.

Terrestrial technology using increasing quantities of the Internet backbone has been available for some time, but has only been implemented in a relatively small number of locations. To work properly, terrestrial multicasting requires Internet-wide implementation which is both costly and time consuming. PICK Online.Com "leapfrogs" the Internet infrastructure and delivers streaming content directly to the Edge of the Internet. This not only gets the streams there with higher quality, but also without using any of the provider's expensive and limited backbone bandwidth.

Prepaid Telephone Calling Cards

PICK US Inc. is a pre-paid services company currently providing domestic and international pre-paid calling card services through its dedicated pre-paid network switching facility. For consumers who do not have access to long distance and international telephone services through a home telephone or credit card because of an inability to access credit, prepaid telephone calling cards represent a convenient and cost-effective way to obtain such access. This is because prepaid telephone cards enable an individual to purchase prepaid telephone service with cash and then use the card by entering a PIN number that is provided. In addition, students, military personnel, foreign and domestic vacationers and business travelers, immigrants and visitors to the United States are also strong markets for prepaid telephone calling cards. Many businesses with mobile workforces now use prepaid telephone calling cards in order to allocate and budget expenditures on a monthly basis. Additionally, since calling cards are used extensively throughout the world, they are widely recognized and accepted.

PICK US Inc. believes its niche is the sale of pre-paid international services to the immigrant United States population as this population segment typically falls below traditional credit benchmarks and at the same time requires the ability to make international calls. PICK provides a prepaid platform, including a voice response unit, inbound 800 service, data base and customer service, through a contract with a third-party provider (Innovative Telecom Corp.) and supplies all domestic and international call termination through its own switches.

PICK entered the prepaid telephone calling card business in 1993 utilizing its own branded cards. In February 1998, the Company entered into an agreement with Blackstone Calling Card, Inc.

("Blackstone"), a major marketer and distributor of prepaid telephone calling cards (the "Blackstone Agreement") expiring in April 2000. Under the terms of the Blackstone Agreement, as amended, after a six month phase-in period ending October 27, 1998, Blackstone was to purchase prepaid telephone calling cards with a minimum retail face value of $5,000,000 per month from the Company, which was expected to result in net revenues of approximately $3,000,000 per month to the Company. These calls originate in the United States and are directed for termination primarily to parts of Africa and Asia. The Blackstone Agreement is subject to termination by either party without cause at the end of year one upon 60 days' prior notice, or by Blackstone if the Company fails to maintain overall network quality. The parties are negotiating to extend the term of the contract an additional two years. It is anticipated that the Blackstone Agreement will have to be amended to lower the purchase minimum amount and the corresponding revenue to the Company due to the fact that the Company has not received sufficient capacity from Gulfsat, as described above, to terminate the traffic per month needed to satisfy Blackstone and other customers and this significantly impacts Blackstone's purchases.

Prepaid Cellular Technology

In October 1995, the Company entered into an agreement with The Phone Store, Inc. ("TPST") pursuant to which the Company obtained a 50% ownership interest in a patent for prepaid cellular technology which utilizes an internal programmable, tamper-proof chip that allows the phone to operate for a prepaid amount of time, then switches off the power to the phone when the prepaid time is depleted. In October 1995, the Company also obtained an exclusive license to make and market this product on a worldwide basis. This license has an initial term of five years and options for additional multiple five year periods. The agreement requires the Company to pay TPSI a total of $500,000, payable at a rate of $25,000 per quarter for a period of five years, beginning January 1, 1996. In 1996, the Company purchased treasury securities, which were used, in substance, to fund this obligation. The Company was also required to issue a total of 100,000 shares of its common stock to TPSI in increments of 20,000 shares each year for five years beginning on January 1, 1996; these shares have been issued and placed in an escrow account to be issued to TPSI on applicable due dates. The Company has not marketed this technology to date, however, it may introduce this product on a limited basis if funds are available.

Customers, Sales and Marketing

The Company did not perform any meaningful sales or marketing efforts of its own during 1998 because (a) Blackstone and others market the Company's prepaid telephone calling card products, and (b) the Company has commitments for most of its capacity for international long distance carrier services and needs additional funding prior to being able to expand its customer base. The Company commenced marketing efforts, however, in March 1999, concerning PICK Sat and PICK Online.Com

PICK Sat is marketing to companies that transmit large amounts of data (including video) to multiple locations, including television broadcasters and programmers, corporations and other institutions, and to Internet Service Providers ("ISPs") and cable television companies with existing subscriber bases for the delivery of "customer specific content" to such customer's end users. PICK Sat believes that this strategy will enable it to market to a broader base of clients and gain subscribers without the high costs of direct sales, while retaining its primary focus, service delivery. As such, a necessary client base will include content providers whose products can be bundled for distribution through PICK Sat's ISP and cable television clients or directly to offices and homes. This approach enables PICK Sat to negotiate with clients on a global basis. For example, European content providers wishing to deliver content to South and Central America, can do so through PICK Sat's contracts with South and Central American ISPs and cable television companies. Both clients benefit since the content provider broadens its base of distribution and the cable company enhances the quality and volume of end user choices. In addition, PICK Sat will market to corporations looking to broadcast presentations and training courses to their locations worldwide. PICK Online.Com intends to market its service first to radio stations already hosted on the Internet. There will initially be no charge for them to participate. For ISPs, an Initial number of reception cards and dishes will be given away with no charge for service until a predetermined number of radio stations becomes available.

Media-rich banner advertising opportunities on the Internet will exist for both PICK Online.Com and its affiliate broadcasters and IP service providers. Banners for local ads will alternate with national ads at both the PICK Online.Com home page, as well as www.pickradio.com radio station page.

Banner space on the PICK Online.Com home page will be allocated for local area ISP sales while radio station (destination) banners will be allocated for radio station ad sales. Advertising space will be made available on consignment with a share of the revenue going to PICK Online.Com The Company will sell banner space on both pages and charge for creation and insertion of banners.

Once there is an established network of Internet Edge providers, PICK Online.Com will be able to offer one-to-many closed circuit broadcasts of audio and video for teleconferencing distant education, pay-per-view events or other multicast applications.

In addition to aggregating radio stations and later TV stations for broadcasting through its Web site portal, PICK Online.Com seeks to partner with other important content providers to have them see the benefit of making their content available on PICK Online.Com Microsoft has recognized the potential of PICK Online.Com as a link to its new Internet Explorer 5.0 browser. Microsoft Windows Media Server and Player are integral parts of PICK Online.Com services.

PICK's primary customers for its international long distance carrier services are carriers and resellers such as ComTech International, IDT Corporation, World Access Telecommunications Group, Inc. and Teleglobe USA Inc. Carrier customers require little on-going maintenance, and the carrier segment of the business shares certain costs with the prepaid telephone calling card segment. In 1998, approximately 72% and 10% of the Company's revenues were from two customers, Blackstone and IDT Corporation. In 1997, approximately 19% and 13% of the Company's revenues were derived from two customers, Trescom and DC Communications Corp. and in 1996, 36% & 25% were from two customers.

Competition

The international long distance services business is highly competitive and is characterized by rapidly changing per minute rates, particularly to key international cities and countries. The Company's future success depends upon its ability to compete with other carriers, providing high quality service at competitive prices. PICK's competitors in the sale of international long distance services include AT&T, MCI/Worldcom and Sprint, as well as British Telecom and other first tier carriers in deregulated European countries. However, AT&T, MCI/Worldcom and Sprint are regulated carriers. This means they were the originally deployed long distance carriers permitted to terminate traffic where government controlled Post Telephone and Telegraph (PTT's) administrations existed. As such their rates were and still are significantly higher than those available to the new, deregulated carriers.

Additionally, second tier carriers (such as PICK Net) are direct competitors as well. They include Pacific Gateway, IDT Corp, Primus Telecommunications, and Star Telecommunications. These competitors are well capitalized and address much larger markets than PICK. Service to the customer is more crucial to the success of a telecommunications company than acquiring market share. Therefore, partnering with competitors to increase traffic capacity and prevent international busy signals is crucial. To prevent busy signals and better serve its customers, PICK has signed many telephone traffic agreements with first and second tier international and domestic long distance carriers. Each telecommunications company and partner targets a specific market / country and leverages its other reciprocal long distance carrier partners for its non-targeted regions.

The Internet services business is highly competitive and there are few significant barriers to entry. Currently, the Company competes with a number of national and local ISPs. In addition, a number of multinational corporations, including giant communications carriers such as AT&T, MCI/Worldcom, Sprint and some of the regional Bell operating companies, are offering, or have announced plans to offer, Internet access or on-line services. The Company also faces significant competition from Internet access consolidators such as Verio, Inc. and from on-line service firms such as America Online (AOL), CompuServe, and Prodigy. The Company believes that new competitors which may include computer software and services, telephone, media, publishing, cable television and other companies, are likely to enter the on-line services market.

In addition, the Company believes that the Internet service and on-line service businesses will further consolidate in the future, which could result in increased price and other competition in the industry and adversely impact the Company. In the last year, a number of on-line services have lowered their monthly service fees, which may cause the Company to lower its monthly fees in order to compete.

The Company believes that the primary competitive factors among Internet access providers are price, customer support, technical expertise, local presence in a market, ease of use, variety of value-added services and reliability. The Company believes it will be able to compete favorably in these areas. The Company's success in the high-speed Internet market will depend heavily upon its ability to provide high quality Internet connectivity and value-added Internet services targeted in select markets. Other factors that will affect the Company's success in these markets include the

Company's continued ability to attract additional experienced marketing, sales and management talent, and the expansion of support, training and field service capabilities.

PICK Online.Com is expected to be well received by radio and TV stations who want to reach large Internet audiences and by IP service providers who are experiencing backbone bandwidth limitation and are not able to deliver good quality streaming due to increased usage by their subscribers to streaming media services. PICK is not aware of any other company today that can offer streaming services to any ISPs and, in turn, to end users in the same manner as PICK Online.Com The only company that has been successful in providing streaming services is broadcast.com. This operator has well over 300 radio and TV streams available through its Web site and uses terrestrial IP multicasting over the Internet. However, broadcast.com multicasts to only a limited number of member ISPs and through private land line connections. Part of broadcast.com's strength has been in using its private terrestrial infrastructure to sell other specialized high margin services such as teleconferencing, pay-per view and other types of Web events. Another strength is the signing of hundreds of exclusive content agreements with broadcasters, sports teams and a number of music and audio CDs.

PICK Online.Com's major strength is its ability to send its multicast signal to an unlimited number of ISPs almost immediately and at a low cost. There are hundreds of radio and TV stations that are not on broadcast.com or even on the Internet at all. More streams to more Edge of the Internet sites and the ability to roll out quickly are all factors in how the Company will compete against broadcast.com. As the Company gains content and as it expands it presence at the Edge of the Internet, it is expected to become a more effective competitor to broadcast.com.

The competition in the marketing and sale of prepaid telephone calling cards is intense at the retail level. Some telephone calling cards are marketed by companies which are well-established and have significantly greater financial, marketing, distribution, and personnel resources than the Company. These large companies already have name recognition and can implement extensive advertising and promotional campaigns. Other cards are sold by more transient companies that only survive for a short time. Many of these small companies advertise low calling prices offset by hidden charges. The Company does not currently plan to expand its prepaid telephone calling card business and is exploring various alternatives, including the possible sale of such business.

Many of the Company's competitors possess financial resources significantly greater than those of the Company and, accordingly, could initiate and support prolonged price competition to gain market share. If significant price competition were to develop, the Company might be forced to lower its prices, possibly for a protracted period, which would have a material adverse effect on its financial condition and results of operations and could threaten its economic viability.

Patents and Trademarks

The Company and TPSI are joint owners of a patent on the technology for a microprocessor-controlled prepaid cellular telephone system. The Company has obtained or applied for trademark registrations for the name PICK and of each of its subsidiaries and has obtained trademark registrations for the names "Communicard by PICK(R)", "LOVE CALL(R)", "COMMUNICASH(R)", and "las Americas
(R)."

Government Regulation

Long distance telecommunication services are subject to regulation by the FCC and by state regulatory authorities. Among other things, these regulatory authorities impose regulations governing the rates, terms and conditions for interstate and intrastate telecommunication services. The federal law governing regulation of interstate telecommunications are the Communications Acts of 1934 and 1996 (the "Communications Acts"), which apply to all "common carriers," including AT&T, MCI/Worldcom and Sprint, as well as entities, such as the Company, which resell the transmission services provided through the facilities of other common carriers. In general, under the Communications Acts, common carriers are required to charge reasonable rates and are prohibited from engaging in unreasonable practices in the provision of their services. Common carriers are also prohibited from engaging in unreasonable discrimination in their rates, charges and practices.

The Communications Acts require each common carrier to file tariffs with the FCC. A tariff is a list of services offered, the terms under which the services are offered, and the rates, or range of rates, charged for services. Upon filing a tariff, the service provider is required to provide the services at the rates and under the terms and conditions specified in the tariff. Failure to file a tariff could result in fines and penalties. The Company believes it has filed all required tariffs with the FCC.

In addition to federal regulation, resellers of long distance services may be subject to regulation by the various state regulatory authorities. The scope of such regulation varies from state to state, with certain states requiring the filing and regulatory approval of various certifications and state tariffs. As the Company expands the geographic scope of its long distance operations, it intends to obtain operating authority as may be required to provide long distance service.

The Company is also subject to regulations administered by the Occupational Safety and Health Administration, various state agencies and county and local authorities acting in cooperation with federal and state authorities. The extensive regulatory framework imposes significant compliance burdens and risks on the Company. Governmental authorities have the power to enforce compliance with these regulations and to obtain injunctions or impose civil and criminal fines in the case of violations.

Employees

As of April 5, 1999, the Company employed a total of 36 full-time employees and also employed independent contractors for various purposes. The employees are not represented by a labor union, and the Company believes that its employee relations are excellent.

Item 2: Properties

The Company leases office space at Wayne Interchange Plaza II, 155 Route 46 West, Third Floor, Wayne, New Jersey 07470, under a lease that expires on September 30, 2001, with a monthly rental of $8,000. In addition, the Company, leases space where its digital central office telephone switching equipment is located in Jersey City, New Jersey (which expires September 1, 2000) and Miami, Florida (which expires July 1, 2000). PICK Sat has signed a lease for its new facilities at 5255 N.W. 87th Avenue, Miami, FL 33166. The lease is for approximately 10,300 square feet and expires on October 31, 2003. The rent is as follows: $6,441 per month from November 1, 1998 to November 30, 1998; $12,883 per month from December 1, 1998 to October 31, 1999; $13,269 per month from November 1, 1999 to October 31, 2000; $13,667 per month from November 1, 2000 to October 31, 2001; $14,077 per month from November 1, 2001 to October 31, 2002; and $14,500 per month from November 1, 2002 to October 31, 2003.

Item 3: Legal Proceedings

Other than the following lawsuits, the Company is not a party to any material legal proceedings. In February 1997, the Company commenced a mediation action against AT&T seeking $ 10 million in damages for breach of contract and fraudulent inducement and malicious conduct under a carrier agreement (the "Carrier Agreement") entered into in February 1996. The Company contracted with AT&T under the Carrier Agreement for inbound 800 service and outbound domestic and international long distance service. The Company claims that AT&T reneged on certain commitments to provide the Company with lower international rates than the Company was invoiced by AT&T. AT&T has claimed that the Company owes it in excess of $1,000,000. In 1996, the Company provided for a non-cash reserve of $1,750,000, which was reduced to $1,100,000 in the third quarter of 1997 and is a part of the Company's working capital deficiency and is included in other current liabilities in the Company's consolidated financial statements. After two mediation sessions, AT&T indicated that it intended to withdraw from the mediation. Accordingly, on November 5, 1997, the Company filed for arbitration proceedings against AT&T and reduced its claim to $5 milllion. The trial began on April 19, 1999 and ended on April 22, 1999. There can be no assurance that the Company will be able to prevail in this arbitration. Any adverse judgment or settlement could have a material impact on the Company's financial condition.

On or about March 15, 1999, Worldcom Network Services, Inc., d/b/a Wiltel, commenced a lawsuit against the Company in the United States District Court, Southern District of New York demanding a judgment in the amount of $1,177,734 and interest at 18% per annum plus costs and expenses. The plaintiff alleges that the Company failed to pay for telecommunications services provided. On April 15, 1999, the Company and Worldcom agreed to a Settlement Agreement. Under the terms of the

Settlement Agreement, the Company agreed to pay Worldcom $1,256,622 by June 30, 1999, in exchange for a full and complete settlement of Worldcom's lawsuit against the Company. The Company is entitled to deduct $580 per day interest charge for each day in advance of June 30, 1999 on which the Company makes payment to Worldcom.

Item 4: Submission of Matters to a Vote of Security Holders

On November 4, 1998, the Company held an annual meeting of shareholders to consider and vote upon (i) a proposal to elect Diego Leiva, Robert R. Sams, Ricardo Maranon, Marilou C. Halvorsen and Hans d'Orville as directors and (ii) to ratify the appointment of Goldstein Golub Kessler LLP as the Company's auditors. The number of votes cast for and against each of the foregoing proposals and the number of abstentions are set forth below.

(i)  Proposals to elect Directors:
                                                                    Withhold
                                            For                     Authority
                                            ---                     ---------
Diego Leiva                                 30,423,309                 11,650
Robert R. Sams                              30,423,309                 11,650
Ricardo Maranon                             30,423,309                 11,650
Marilou C. Halvorsen                        30,423,309                 11,650
Hans d'Orville                              30,423,309                 11,650

(ii) To ratify the appointment of Goldstein Golub Kessler LLP as the Company's auditors:

          For                                Against                   Abstain
          ---                                -------                   -------
          30,147,879                         5,300                     281,780

On December 14, 1998 and March 24, 1999, the Company distributed Information Statements to the Company's shareholders informing them of amendments of the Company's Articles of Incorporation to increase the number of shares of authorized Common Stock first from 75,000,000 to 100,000,000 shares in January 1999 and then from 100,000,000 to 400,000,000 shares in April 1999.

                                     PART II

Item 5: Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common stock has been traded in the over-the-counter market and reported on the OTC Bulletin Board under the symbol "PICK" since September 1996. The Company's common stock had been traded in the over-the-counter market and reported on the OTC Bulletin Board under the symbol "PRMF" from August 17, 1995 through September 23, 1996. The following table sets forth the high and low bid prices of the Company's common stock as reported on the over-the-counter market for the periods indicated. The prices represent inter-dealer quotations, without retail mark-up, mark down or commission, and may not represent actual transactions.

                                                     Bid Prices
                                                     ----------
         Period                             High                      Low
         ------                             ----                      ---

         Calendar Year 1997
         ------------------

         First quarter                      $0.78                    $ 0.16
         Second quarter                      0.33                      0.12
         Third quarter                       0.27                      0.05
         Fourth quarter                      0.51                      0.15

         Calendar Year 1998
         ------------------

         First quarter                       0.51                      0.19
         Second quarter                      1.05                      0.41
         Third quarter                       0.88                      0.42
         Fourth quarter                      0.93                      0.39

         Calendar Year 1999
         ------------------

         First quarter                       1.52                      0.36

As of April 5, 1999, there were 452 shareholders of record of the Company's common stock. The Company reasonably believes that there are in excess of 1,000 beneficial owners of its common stock.

The Company has never paid any cash dividends on its common stock and has no intention of doing so at this time. The Company intends to retain all its earnings for use in the business.

Item 6: Selected Financial Data

The following selected, financial data should be read in conjunction with the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of

Operations" appearing elsewhere in this Report. The selected financial information for and as of the years ended December 31, 1997, 1996, 1995 and 1994 are derived from the Consolidated Financial Statements of the Company, which financial statements have been audited by Durland & Company, CPAs, P.A., independent certified public accountants. The selected financial information for and as of the year ended December 31, 1998 have been audited by Goldstein Golub Kessler LLP. The Consolidated Balance Sheets as of December 31, 1998 and 1997 and the Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996 and the accountants' reports thereon are included elsewhere in this Report.

Statement of Operations Data:

                                                                Years Ended December 31,
                                                                ------------------------
                                        1998             1997            1996            1995           1994
                                        ----             ----            ----            ----           ----
Net Sales                          $   9,822,903    $  9,015,903     $  5,869,682    $  1,565,039     $    529,913
Cost and expenses                     20,758,095      10,709,816       11,103,440       2,591,084        1,780,493
                                   -------------    ------------      -----------     -----------     ------------
Income (loss) before
  other income (Expense)             (10,935,192)     (1,693,913)      (5,233,758)     (1,026,045)      (1,250,580)
                                   -------------    ------------      -----------     -----------     ------------
Other - net                           (6,130,179)    (10,047,953)       8,417,007         (44,996)              --
                                   -------------    ------------      -----------     -----------     ------------
Income (loss) before minority
  interest and income taxes          (17,065,371)    (11,741,866)       3,183,249      (1,071,041)      (1,250,580)
Minority interest and
  income taxes                             2,062       2,242,064       (1,547,459)             --               --
                                   -------------    ------------     ------------    ------------     ------------
Net income (loss)                  $ (17,063,309)   $ (9,499,802)    $  1,635,790    $ (1,071,041)    $ (1,250,580)
                                   =============    ============     ============    ============     ============
Net income (loss)                         $(0.46)         $(0.26)           $0.04          ($0.03)              --
    per common share - basic             =======         =======            =====          ======     ============

Balance Sheet Data:

                                                                     December 31,
                                                                     ------------
                                        1998             1997            1996            1995           1994
                                        ----             ----            ----            ----           ----
Working capital (deficiency)       $(14,677,342)    ($7,405,608)      (3,152,216)    $(1,074,159)     $(1,127,590)
                                   ============     ===========      ===========     ===========      ===========
Long-term liabilities                10,815,216         794,905               --         400,000               --
                                   ============     ===========      ===========     ===========      ===========
Stockholders' equity (deficiency)   (20,351,879)     (7,093,114)          869,579       (846,407)      (1,021,686)
                                   ============     ===========      ============    ===========      ===========


Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Report.

Results of Operations

The Company generates revenues from the sale of telecommunication services. This includes international long distance service to carriers and resellers, and revenues derived from prepaid telephone calling cards to distributors for resale to retail outlets. In 1999, the Company, through its wholly owned subsidiary PICK Sat Inc. ("PICK Sat") commenced development of a system to multicast the delivery of Internet Protocol multi-media content via satellite. Also in 1999, the Company formed PICK Online.Com Inc. to provide broadband Internet content to users, including radio streaming using the PICK Sat platform (www.pickradio.com). PICK Sat and PICK Online.Com are in the development stage and have not generated any revenue.

The Company's costs of sales primarily consist of the cost of telephone services, for both the resale of international long distance services and for prepaid telephone calling cards.

For the resale of international long distance, the Company recognizes revenues as its customers use the traffic. For prepaid telephone calling cards sales, the Company recognizes revenues at the time it provides the telephone services associated with its cards and recognizes the cost of the carrier telephone traffic based on the minutes used in the same periods that the Company recognizes revenues. For PICK Sat business, the Company will charge its customers for the cost of service including set-up, equipment, band width on the satellite and a portion of the facilities cost. In addition, monthly service fees are charged both for the up link of broadband content and for the down link to individual receivers.

Gulfsat Contract

In late 1997, the Company entered into a reciprocal telecommunications agreement for international traffic termination in Africa, the Middle East and Asia, via satellite, with Gulfsat Communications Company ("Gulfsat" and the "Gulfsat Contract"), a communications company located in the Middle East. In March 1998, the term of the contract was extended to February 28, 2003 and Gulfsat agreed that its rates to Africa, the Middle East and Asia would be offered in the United States exclusively through the Company. Under the contract, the Company is entitled to terminate up to approximately 70 million minutes per month in telecommunications services into the above regions. Management believes, based upon its knowledge of the industry, that costs per minute to terminate traffic through Gulfsat are lower than those currently available to the Company's competitors.

In the second half of 1998, however, the Company became aware of newer, state-of-the art technology that would facilitate the transmission of not only voice traffic but also data and Internet traffic. In order to capitalize on this technology and maximize the benefit the Company could derive from the Gulfsat Contract, it became necessary to defer equipment installation. The Company first had to investigate the companies offering the appropriate asynchronous transmission mode (ATM) equipment and then, in concert with Gulfsat, select a strategic vendor in this global effort. Then the Company and Gulfsat had to purchase and install the appropriate telephone switching and compression equipment for the Jersey City, New Jersey, hub, the United Kingdom and the first of several destination countries. To begin installation, the Company required a portion of the proceeds from the short-term debt financing obtained in the third quarter of 1998 to purchase this equipment in late 1998. The Company is currently sending traffic into three countries and anticipates adding subsequent countries in fairly rapid succession. The Company has purchased the necessary equipment for the installation in half-a-dozen additional countries, but will require additional funding for further installations.

Blackstone Contract

Early in 1998, the Company entered into a two-year contract with Blackstone Calling Card, Inc. ("Blackstone"), a major marketer and distributor of prepaid telephone calling cards (the "Blackstone Agreement"). Under terms of the Blackstone Agreement, as amended, after a six-month phase-in period ending October 27, 1998, Blackstone was to purchase prepaid telephone cards with a minimum retail face value of $5.0 million per month from the Company, which was expected to result in net revenues of approximately $3.0 million per month to the Company.

As described previously, the Company has not been able to terminate as much traffic from Blackstone and others pursuant to the terms of the Gulfsat Agreement as it anticipated. Accordingly, the Company has not been able to service the minimum traffic called for in the Blackstone Agreement and Blackstone has been delivering less traffic than originally anticipated. This has significantly reduced the volume of Blackstone's purchases and, because the Company has had to purchase time from other carriers (at higher prices than the Company anticipated paying to Gulfsat) to satisfy the traffic generated by the users of Blackstone's calling cards, the Company has negative gross profit under the contract.

Multicasting, Broadband Satellite Internet Services
---------------------------------------------------

About mid-year 1998, through its wholly owned subsidiary - PICK Sat Inc. - the Company began development of a multicast, satellite-delivered, broadband, high speed Internet and multi-media platform. Customers began beta sites using this platform for delivery of data and multi-media in March 1999. In April 1999, the Company formed PICK Online.Com Inc. to provide broadband Internet content to users, including radio streaming using the PICK Sat platform (www.pickradio.com). PICK Sat and PICK Online.Com are both in the development stage and to date have not generated any revenue.

Year Ended December 31, 1998 as Compared with Year Ended December 31, 1997
--------------------------------------------------------------------------

Total revenues amounted to $9,822,903 for the twelve months ended December 31, 1998 ("1998") compared to $9,015,903 for the twelve months ended December 31, 1997 ("1997"). The Company significantly curtailed its operations during the first half of 1998, while it installed and tested two leased Siemens Digital Central Office Switches. Consequently, the Company decided to curtail its marketing efforts for the sale of international long distance services until the switches were installed and enough countries were hooked into the Gulfsat network to give the Company the capability to deliver competitively priced traffic through Gulfsat. For 1998, the Company generated international long distance revenue of $1,978,441, compared with $7,669,243 for 1997, a decrease of $5,690,802 or 74%. Prepaid telephone calling card revenues were $7,844,462 for 1998, compared to $1,346,660 for 1997. This represents an increase of $6,497,802, or 483%. This increase reflects beginning of the Blackstone Agreement, even at lower than anticipated levels.

The cost of telephone time purchased increased from $8,326,318 to $13,322,978, an increase of $4,996,660. These costs increased by 60%, even though revenues declined by 74%, primarily due to the costs of long distance arising from the usage of prepaid telephone calling cards sold through Blackstone. Other cost of sales increased from $762,431 to $3,069,566 primarily due to the fixed costs associated with the Company's newly developed network and processing costs arising from the increased prepaid telephone calling card activity. 1997 cost of sales benefitted from the reversal of $649,563, representing a portion of a previous provision for contingent costs.

Selling, general and administrative expenses were $3,880,100 for 1998, compared to $1,836,829 for 1997, reflecting an increase of $2,043,271, or 111%. This increase is primarily due to increases in staffing.

The Company's loss before other income (expense) rose from $1,693,913 for 1997 to $10,935,192 for 1998 primarily due to the increases in cost of sales and general and administrative expenses discussed above.

Interest and debt placement expenses increased significantly from the prior year due to the substantial increase in the amount of short-term debt placed in 1998.

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

Liquidity and Capital Resources

In order to assure the Company's survival and continuation as a going concern, it is essential that the Company (i) develop its operations so that operating profits are generated and (ii) obtain additional capital.

The Company is pursuing several sources of capital. In addition to potential funds from investors and from corporate strategic partners, the Company may receive funding from the exercise of outstanding options and warrants on the Company's stock. While the Company believes it will be successful in its efforts to raise sufficient capital and to restructure its operations so that it may continue as a going concern, there can be no assurance that the Company will be successful.

The Company's 1998 operating loss before other income (expense) of $10,935,192 (and net loss of $17,063,309) generated negative cash flow from operations of $5,073,495 for 1998, compared with negative cash flow from operations of $419,672 and $1,218,381 for 1997 and 1996, respectively.

Due to the losses discussed above, the Company's working capital deficiency increased from $7,405,608 at December 31, 1997 to $14,677,342 at December 31, 1998 (an increase in the working capital deficiency of $7,271,734. Included in the working capital deficiency as of December 31, 1998 is approximately $11,900,000 of short-term debt. This includes $9.9 million principal amount which matured on April 27, 1999, more than 90% of which is being converted into three-year notes. It also includes $2 million which the parties have agreed in principle to extend for six months. The Company's net worth changed from a negative $7,093,114 at December 31, 1997 to a negative $20,351,879 at December 31, 1998 (an increase in negative net worth of $13,258,765).

Current assets increased by $942,425 from December 31, 1997 to 1998, primarily due to increases in cash, accounts receivable, and prepaid expenses and other current assets. Current liabilities increased by $8,214,159. This increase is largely due to net increases in short-term borrowing. The proceeds of the short-term borrowings were used to fund (i) approximately $1,200,000 in placement costs, (ii) $2,185,000 in debt repayments, (iii) $1,725,000 in capital expenditures, (iv) a $2,200,000 increase in cash and (v) the operating losses discussed above.

Substantially all of the liabilities of the Company mature or are subject to payment agreements calling for payment before the end of the first-half of 1999. In addition, the Company has committed approximately $690,000 to license computer software, payments for which will be due in 1999.

The Company significantly increased it capital spending in property and equipment to $3,817,153 in 1998 from $6,510 in 1997. These expenditures were to support the development of the Company's international long distance telephone and high speed broadband Internet service businesses.

During March 1999, the Company authorized the issuance of Series B and Series D convertible preferred stock totaling 2,500,000 shares. The Series B Convertible Preferred Stock has a liquidation preference of $1.00 per share and is convertible into 20,000,000 shares of the Company's common stock. As of April 27, 1999, the Company had sold $1,871,000 of Series B Convertible Preferred Stock convertible into 18,710,000 shares of Common Stock. The Series D Convertible Preferred Stock has a stated par value of $0.001 per share and is convertible into 11,905,000 shares of the Company's common stock. As of April 27, 1999, the Company had sold $1,500,000 of Series D Convertible Preferred Stock convertible into 3,571,429 shares of Common Stock.

Impact of Year 2000

Many older computer software programs recognize only the last two digits of the year in any date (e.g.: "98" for "1998"). These programs were designed and developed without considering the impact of the upcoming change in century. If the software is not reprogrammed or replaced, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 ("Y2K") issue refers to possible events resulting directly or indirectly from the inability of digital computer equipment or software to accurately and without interruption handle dates both before and after January 1, 2000.

The Company has reviewed its software and current operating systems and believes that they are Y2K compliant. The Company primarily utilizes operating systems obtained from Microsoft, which the Company believes, based on information provided by Microsoft, are Y2K compliant. The Company believes that none of its equipment is date sensitive or otherwise uses imbedded computer chips. Accordingly, the Company does not believe that imbedded chip technology will present any Y2K issues The Company is, however, checking its equipment to verify this as part of its overall Y2K program. The Company expects that the costs of achieving internal Y2K compliance will not have a material adverse impact on results of operations, liquidity or capital resources.

The risk to the Company resulting from the failure of suppliers, customers and other third parties to attain Y2K readiness is the same as other companies in its industry or other business enterprises generally. The Company has initiated a program of formally contacting its suppliers and customers to identify any potential disruption due to Y2K. The Company expects to resolve any significant Y2K issues before the occurrence of any business disruptions, although the Company has limited or no control over the actions of its suppliers and customers.

The Company expects to identify and adequately prepare for all significant internal Y2K issues that could adversely affect its business operations. The Company does not expect the cost of resolving such issues will have a material impact on its financial position, results of operations or liquidity. The Company does not believe that it is possible, with complete certainty, to identify all potential Y2K issues that may affect the Company, its suppliers and it customers. While the Company believes that its overall efforts are adequate to address the Y2K issues, there can by no guarantee that all internal systems as well as those of third parties on which the Company relies, will converted on a timely basis. These unknown or unresolved Y2K issues may have a materially adverse affect on the Company's business, financial condition, cash flows and operations.

Item 8: Financial Statements and Supplementary, Data

The Company's financial statements are included in a separate section of this Report, following Item 14.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective September 17, 1998, Goldstein Golub Kessler LLP were engaged as the Company's independent accountants for the 1998 fiscal year. The change in the independent accountants had been approved by the Company's Board of Directors. Upon the engagement of Goldstein Golub Kessler LLP, the Company dismissed Durland & Company, CPAs, P.A., its independent accountant for the years ended December 31, 1996 and 1997. The Company has no disagreements with its current and former accountants on accounting and financial disclosures.

                                    PART III

Item 10: Directors and Executive Officers of the Registrant

The following table sets forth the names, ages and positions with the Company as of the date of this Report of all of the executive officers of the Company and its principal subsidiaries and directors of the Company. Also set forth below is information as to the principal occupation and background for each named person in the table.

         Name                 Age     Position
         ----                 ---     --------
Diego Leiva                   48      Chairman of the Board and Director

Thomas M. Malone              43      Chief Executive Officer and Director

James H. Season               55      Vice President and Chief Financial Officer

Niles D. Ring                 65      Vice President of Human Resources

Mario Pino                    36      President of PICK Sat Inc.

Karen M. Quinn                51      President of PICK US INC.

Robert R. Sams  (1)           60      Director

Ricardo Maranon (2)           54      Director

John Tydeman (1)              51      Director

Alberto M. Delgado (2)        52      Director
----------------------------------------------------
(1)   Member of audit committee.
(2)   Member of compensation committee.

Diego Leiva founded Public Info/Comm Kiosk, Inc. ("Kiosk"), a New Jersey corporation, which is currently a wholly-owned subsidiary of the Company, in August 1992, and has served as the Company's Chairman of the Board, a Director and President since that time and as Chief Executive Officer until April 1999. From 1989 through July 1992, Mr. Leiva served as Director of Sales for Apertus Technologies, Inc., a computer telecommunications sales firm.

Thomas M. Malone, Chief Executive Officer and a director joined the Company as an officer on April 1, 1999 and as a director on April 26, 1999. Prior thereto, from 1988, he was employed by Cable and Wireless Inc., last holding the position of President of the Internet, Web-hosting and Messaging division. He was responsible for integrating, managing and directing the engineering, operations, Web hosting and customer care groups for the Internet business that were acquired for $1.7 billion from MCI when the latter company was acquired by Worldcom. Mr. Malone joined Cable and Wireless in 1988 and held several positions, including Senior Vice President and General Manger, from 1990 to 1998, and Assistant Vice President of Business Development from 1988 to 1990. Prior thereto, from 1984 to 1988, he was employed by Sprint International, last holding the position of Director of Marketing, Product Management and Alliances and from 1979 to 1983, Mr. Malone was employed by CompuServe, Inc., last holding the position of District Sales Management, Houston, Texas.

James H. Season, Vice President and Chief Financial Officer, joined the Company in April 1999. Prior thereto, Mr. Season was a founder, Chief Financial Officer, Treasurer and Director of Hungarian Broadcasting Corp. from August 1996 to January 1999. From January 1990 to August 1996 he was Managing Director of RHL Management Group, Inc., an investment banking and financial consulting firm. From 1982 to 1986, Mr. Season was Managing Director of Chase Manhattan Investment Bank. Mr. Season serves on the Board of Directors of Hungarian Telephone and Cable Corp. and Hungarian Broadcasting Corp.

Niles D. Ring, Vice President/Human Resources, joined the Company in September 1998, having been Human Resources specialist with Bristol-Myers Squibb, and founding Director of Bristol-Myers Career Center, Evansville, Indiana since 1992.

Mario Pino, President of PICK Sat Inc. since October 1998. Prior thereto, Mr. Pino was a division manager of Zaid Al Kazemi Trading from 1995 to 1998. From 1993 to 1995, he was general manager of American Cable Trading.

Karen M. Quinn, President of PICK US Inc. since January 1999. She had been Vice President of Operations and Corporate Communications of the Company from September 1995. Ms. Quinn has also worked for Kiosk since December 1992, having become its Vice President of Operations in May 1994. Previously, Ms. Quinn was a Business Manager in the health care industry for 22 years, and Vice-President of Operations at two computer sales and service companies over a period of six years.

Robert R. Sams has served as director of the Company since September 1995 and of Kiosk since November 1994. He has been engaged in merchant banking, corporate finance, acquisitions and financial advisory services since founding Saicol Limited in 1983.

Ricardo Maranon has served as director of the Company since September 1995 and of Kiosk since December 1994. He has served as President of the Florida-based advertising agency Maranon & Associates Advertising since founding that company in 1985.

John Tydeman has served as a director of the Company since November 1998. He has been a strategic advisor since 1985 to a number of pay television and satellite ventures worldwide. His expertise is in the commercial design, restructuring and implementation of such ventures. His positions with these entities include: SES, operator of ASTRA satellite system; Dolphin Group, a privately held Middle East multi-business enterprise; CEO of ATL (News Corporation and Zee

Telefilm Joint Venture); CEO Showtime (Kipco/Viacom JV) and advisor to Kipco; advisor to Zaksat; advisor to TVNZ; Advisor to Shinawatra Group; advisor to Regional Television Operators (Australia); advisor to Jamison, a merchant banking organization; advisor to Optus, Australia telco. Dr. Tydeman holds a PhD in systems engineering and serves on the Board of Directors of Nostrad Telecommunications, Asia Today Limited and Asia Television Limited and as advisor to the Dolphin Group.

Alberto M. Delgado has served as a director of the Company since November 1998. Dr. Delgado is the Pastor of Alpha & Omega Church, Miami, Florida which he established in September 1981. In 1995, Dr. Delgado received his Doctoral Degree in Theology from Logos Bible College and Graduate School, Jacksonville, Florida. He is a member of the National Religious Broadcasters and Chairman of the Christian Brotherhood Foundation.

Pursuant to Section 16 of the Exchange Act, the Company's Directors and executive officers and beneficial owners of more than 10% of the Company's common stock, par value $0.001 ("Common Stock") or warrants are required to file certain reports, within specified time periods, indicating their holdings of and transactions in the Common Stock and derivative securities. Based solely on a review of such reports provided to the Company and written representations from such persons regarding the necessity to file such reports, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company's fiscal year ended December 31, 1998, other than one late Form 4 filing by both Robert R. Sams and Ricardo Maranon.

Item 11: Executive Compensation

Summary Compensation Table

         The following table sets forth all compensation awarded to, earned by, or paid to the executive officer named therein for all services rendered to the Company during the three fiscal years ending December 31, 1998. No other executive officer of the Company received total compensation in excess of $100,000 during any of the last three years:

Annual Compensation

                                                                                                 Shares
Name and                                                                                         Underlying
Positions                           Year             Salary($)                  Bonus $          Stock Options
---------                           ----             ---------                  -------          -------------
Diego Leiva, President              1998              $162,500(1)               $15,201           2,750,000
  Chief Executive                   1997               150,000                       __             750,000(1)
  Officer and                       1996               150,000                       __                  __(1)
  Chairman of the
  Board of Directors

                                                                                                 Shares
Name and                                                                                         Underlying
Positions                           Year             Salary ($)                 Bonus $          Stock Options
---------                           ----             ----------                 -------          -------------
Robert Bingham,                     1998               $111,500                   --                 50,000(2)
 Vice President and                 1997                 34,417                   --                500,000(3)
 Chief Financial Officer            1996                   --                     --                     --

Raymond Brennan,                    1998               $138,340                   --                250,000(4)
 Vice President and                 1997                 88,419                   --                750,000(5)
 Secretary                          1996                 85,365                   --                     --

Karen M. Quinn                      1998               $100,179                   --                300,000(6)
 President  PICK US Inc.            1997                 85,164                   --                750,000(5)
                                    1996                 85,153                   --                     --

-----------------------
(1) Includes options to purchase 500,000 shares granted in 1996, at prices varying from $0.875 to $0.9625 per share were canceled and re-issued in 1997 at $0.19 per share and 250,000 options granted in 1997 at $0.30 per share.

(2)   Exercisable at $0.37 per share.

(3) Includes options to purchase 250,000 shares at $0.25 per share and options to purchase 250,000 shares at $0.50 per share.

(4) Includes options to purchase 150,000 shares at $0.37 per share and options to purchase 100,000 shares at $0.55 per share.

(5) Includes options to purchase 250,000 shares at $0.27 per share and options to purchase 500,000 shares at $0.17 per share.

(6) Includes options to purchase 150,000 shares at $0.37 per share and options to purchase 150,000 shares at $0.55 per share.

         The Company maintained a $250,000 term life insurance policy for Diego Leiva for his benefit, for which the Company paid $1,377, $1,257 and $1,186 in 1998, 1997 and 1996, respectively. In addition, the Company maintains a $1,000,000 key man life insurance policy for Mr. Leiva.

         Effective April 1, 1999, Thomas M. Malone and James H. Season became Chief Executive Officer and Vice President and Chief Financial Officer, respectively, of the Company. Mr. Malone will be paid $250,000 per annum and will receive a $100,000 signing bonus. Mr. Season will be paid $125,000 per annum and will receive a $15,000 signing bonus. Both Mr.

Malone and Mr. Season are expected to sign employment agreements with the Company and receive further benefits including a monthly car allowance and stock options.

Employment Agreement

         In September 1998, the Company entered into a five-year employment agreement with Diego Leiva, as President and Chief Executive Officer, which commenced on January 1, 1999 (the "Commencement Date"). The Agreement is automatically renewable for additional one-year periods unless terminated on 90 days' prior written notice. Mr. Leiva will be paid $300,000 per annum beginning on the Commencement Date, increasing by $50,000 increments on January 1, in each of the four following years and by $75,000 per year in each year after the fifth anniversary date if the Agreement is automatically extended. The agreement provided that Mr. Leiva would continue to receive his then current base salary until the Company's Senior Secured Notes are repaid. Mr. Leiva is entitled to a monthly car allowance of $1,600 per month for automobiles in Florida and New Jersey and shall also be reimbursed for reasonable living expenses in the location which is not his principal residence. Mr. Leiva's agreement precludes him from soliciting employees of the Company or interfering with PICK's relationships with other employees for 18 months after termination of employment. Mr. Leiva is also prohibited from competing with the Company during the period following termination of employment for which PICK is liable to pay him his base salary are for one year, whichever is longer.

         In April 1999, Mr. Leiva's employment agreement was amended to provide he would continue solely as Chairman of the Board and a Director. Mr. Leiva agreed to vote his shares of Common Stock in favor of Management's nominees, provided he is a nominee for the Board.

Directors Compensation

         Directors currently receive no cash compensation for serving on the Board of Directors or any Committee of the Board, other than reimbursement of travel expenses incurred by them and their spouses in attending Board meetings held outside the New York Metropolitan area. One of the directors is an employee of the Company. Each of the Directors has received stock options from the Company.

Option Grants in Last Fiscal Year

         The table below contains certain information concerning stock options granted to the Named Executive Officers, named in the Summary Compensation Table, during the year ended December 31, 1998:



                       Number of  Percent of Total                                  Potential Realizable Value at
                      Securities       Options                                    Assumed Annual Rates of Stock Price
                      Underlying     Granted to       Exercise                       Appreciation for Option Term
                        Options     Employees in        Price      Expiration              5%             10%
Name                    Granted      Fiscal year      ($/Share)       Date                 ($)            ($)
----                    -------      -----------      ---------    ----------     -----------------------------------
Diego Leiva            2,500,000         60%           $.55          11/2/03            $343,750           $687,500
                         150,000        3.6%            .41          2/19/01              $9,225            $18,450
                         100,000        2.4%            .61          11/4/01              $9,150            $18,300


Robert Bingham            50,000        1.2%           $.37            (1)                   (1)                (1)

Raymond Brennan          150,000        3.6%           $.37          2/19/01              $8,325            $16,650
                         100,000        2.4%            .55          11/4/01              $8,250            $16,500

Karen M. Quinn           150,000        3.6%           $.37          2/19/01              $8,325            $16,650
                         150,000        3.6%            .55          11/4/01             $12,375            $24,750

--------------
(1) Forfeited following Mr. Bingham's resignation on February 10, 1999.

Option Grants in 1999

         In March 1999, the Company granted an aggregate of 11,505,000 options to employees and consultants, all exercisable at $0.50 per share and vesting over a three-year period, except Mr. Malone's option vesting over a four-year period. Included were the following grants to officers and/or directors: Thomas Malone, Chief Executive Officer (5,000,000 shares); Mario Pino, President of PICK Sat (2,500,000 shares); James H. Season, Chief Financial Officer (500,000 shares); Niles Ring, Vice President (500,000 shares); and Karen Quinn, President of PICK US Inc. (150,000 shares).

Aggregated Option Exercises in Last Fiscal Year and Year End Option Values

         The table below includes information regarding the value realized on option exercises and the market value of unexercised options held by the Named Executive Officers named in the Summary Compensation Table during the year ended December 31, 1998:

                                                                       Number of           Value of Unexercised
                                                                      Unexercised              In-the-Money
                              Shares                                    Options                   Options
                             Acquired                                at FY-End(#)              at FY-End (S)
                                on                 Value             Exercisable/              Exercisable/
   Name                    Exercise (#)         Realized($)          Unexercisable           Unexercisable(1)
   ----                    ------------         -----------          -------------           ----------------
Diego Leiva                    250,000             $95,000        1,225,000/2,025,000        $345,750/$321,750
Robert Bingham                       0                   0          300,000/250,000          $120,500/$45,000
Raymond Brennan                250,000            $102,500             750,000/0                $307,000/0
Karen M. Quinn                 250,000            $102,500             800,000/0                $321,000/0

-------------------------------
(1)   As of December 31, 1998, the market value of the shares was $0.68.

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

Employee Benefit Plans

Other than stock options, the Company does not currently have, nor during the 1998 fiscal year did it have, any other long-term incentive plans.

Item 12: Security  Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 14, 1999, the number of shares of the Company's outstanding Common Stock beneficially owned by (i) each director of the Company, (ii) each Named Executive Officer named above, (iii) each beneficial owner of more than 5% of the Company's Common Stock and (iv) all of the Company's executive officers and directors as a group:

Name and Address                 Amount and Nature of
of Beneficial Owner (1)        Beneficial Ownership (2)          Percentage (3)
-----------------------        ------------------------          --------------

Diego Leiva                         13,798,247(4)(5)                 30.9%

Robert R. Sams                       2,633,674(6)                     5.2%

Ricardo Maranon                      1,504,674(7)                     3.4%

Alberto M. Delgado                   3,212,500(8)(9)                  6.9%

John Tydeman                           692,500(8)(10)                 1.6%

Name and Address                   Amount and Nature of
of Beneficial Owner (1)          Beneficial Ownership (2)     Percentage (3)
-----------------------          ------------------------     --------------
Robert Bingham                           25,0000                    .1%

Raymond Brennan                          1,430,174(11)             3.2%

Karen M. Quinn                           1,359,924(12)             3.1%

All executive officers and
directors as a group
(11 persons)                            24,631,693(13)            44.9%

--------------------------------

(1) The address of all officers and directors is c/o the Company, 155 Route 46 West, 3rd Floor, Wayne, New Jersey 07470.

(2) Unless otherwise noted, all shares are beneficially owned and the sole voting and investment power is held by the person indicated.

(3) Based on 43,367,355 shares outstanding as of April 14, 1999. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person and which are convertible or exercisable within sixty (60) days of such date pursuant to Rule l3d-3 under the Exchange Act have been converted or exercised.

(4)   Includes 4,290,000 shares beneficially owned by Mr. Leiva's wife.

(5) Includes an aggregate of 1,250,000 stock options consisting of incentive stock options to purchase up to l31,578 shares of the Company's Common Stock at $0.19 per share, 150,000 shares at $0.41 per share, 63,000 shares at $0.61 per share, non-qualified stock options to purchase up to 368,422 shares of the Company's Common Stock at $0.19 per share, 37,000 shares at $.061 per share under the Plan; and non-qualified stock options to purchase 500,000 shares at $0.55 per share outside of the Plan, but excludes non-qualified stock options to purchase 2,000,000 shares at $0.55 per share.

(6) Includes non-qualified stock options to purchase up to 750,000 shares of the Company's Common Stock, including 500,000 shares at $0.17 per share, 150,000 shares at $0.37 per share and 100,000 shares at $0.55 per share pursuant to the Plan. Excludes 96,000 shares owned by Vulcan Petroleum of which Mr. Sams is a director and minority shareholder. Includes 1,600,000 shares of Common Stock issuable upon conversion of 160,000 shares of Series B Convertible Preferred Stock, but excludes 500,000 shares of Common Stock issuable upon exercise of non-qualified stock options which vest on March 3, 2000. See Item 13. "Certain Relationships and Related Transactions."

(7) Includes non-qualified stock options to purchase up to 750,000 shares of the Company's Common Stock, including 500,000 shares at $0.17 per share, 150,000 shares at $0.37 per share and 100,000 shares at $0.55 per share pursuant to the Plan. Includes 37,250 shares of the Company's Common Stock beneficially owned by Mr. Maranon's daughter. Includes 210,000 shares of Common Stock issuable upon conversion of 21,000 shares of Series B Convertible Preferred Stock, but excludes 500,000 shares of Common Stock issuable upon exercise of non-qualified stock options which vest on March 3, 2000. See Item 13. "Certain Relationships and Related Transactions."

(8) Includes non-qualified stock options to purchase up to 62,500 shares at $0.55 per share. Excludes nonqualified stock options to purchase up to 187,500 shares at $0.55 per share, vesting on November 2, 1999, and 500,000 shares of Common Stock issuable upon exercise of non-qualified stock options which vest on March 3, 2000.

(9) Includes 3,l50,000 shares of Common Stock issuable upon conversion of 315,000 shares of Series B Preferred Stock. See Item l3. "Certain Relationships and Related Transactions."

(10) Includes 600,000 shares of Common Stock issuable upon conversion of $60,000 shares of Series B Preferred Stock. See Item l3. "Certain Relationships and Related Transactions."

(11) Includes 340,000 shares beneficially owned by Mr. Brennan's wife. Also includes an aggregate of 750,000 options, including incentive stock options to purchase up to 191,176 shares at $0.17 per share, 150,000 shares at $0.37 per share, 80,000 shares at $0.55 per share, non-qualified stock options to purchase up to 308,824 shares at $0.17 per share and 20,000 shares at $0.55 per share pursuant to the Plan.

(12) Includes an aggregate of 800,000 options, including incentive stock options to purchase 191,176 shares at $0.17 per share, 150,000 shares at $0.37 per share, 80,000 shares at $0.55 per share and non-qualified stock options to purchase up to 308,824 shares at $0.17 per share and 70,000 shares at $0.55 per share pursuant to the Plan. Excludes non-qualified stock options to purchase up to 150,000 shares at $0.50 per share, vesting as follows: 30,000 on September 1, 1999; 45,000 on September 1, 2000; 45,000 on September 1, 2001; and 30,000 on September 1, 2002.

(13) Includes non-qualified stock options and incentive stock options to purchase up to 4,362,500 shares by the parties named above and shares of Preferred Stock to purchase up to 5,560,000 shares of Common Stock at the prices per share stated in footnotes (5-12), also includes options to purchase an aggregate of 1,075,000 shares held by current executive officers not listed in the table, Thomas M. Malone, James H. Season, Mario Pino and Niles D. Ring, which are currently exercisable, plus 500,000 shares of Common Stock issuable upon conversion of Series B Preferred Stock granted to Thoms M. Malone, but excludes options to purchase an aggregate of 7,725,000 shares which are not currently exercisable.

Item 13: Certain Relationships and Related Transactions

See "Item 11 - Executive Compensation" for terms and conditions of employment agreements entered into between the Company and Diego Leiva and options granted to the Company's Executive Officers and Directors.

On March 3, 1999, the Company, Diego Leiva ("Leiva"), the Company's Chairman of the Board, and Commonwealth Associates L.P. ("Commonwealth") the placement agent for the holders of the Company's outstanding 18% senior secured notes, entered into an Agreement by which Commonwealth and its designees, including J.P. Turner & Company, L.L.C. ("Turner") and management of the Company, would purchase up to $2,000,000 of preferred stock of the Company (the "Series B Preferred Stock") at a purchase price of $1.00 per share. On March 12, 1999, the Company filed a Certificate of Designation, as later amended, relating to the Series B Preferred Stock (the "Series B Certificate") with the Secretary of State for the State of Nevada. The Series B Certificate authorized 2,000,000 shares of Series B Preferred Stock convertible by the holders thereof into the Company's Common Stock at $.10 per share. In addition, the Series B Preferred Stock has a liquidation preference of $1.00 per share. As of April 22, 1999, the Company had received cash (and as part of Mr. Malone's signing bonus) for 1,871,000 shares of Series B Preferred Stock from Commonwealth, Turner and officers and directors of the Company convertible into 18,710,00 shares of Common Stock. The following officers and/or directors have purchased the respective amounts of Series B Preferred Stock:

                  Robert R. Sams                      $160,000
                  Alberto M. Delgado                   315,000
                  Ricardo Maranon                       21,000
                  John Tydeman                          60,000
                  Thomas M. Malone                      50,000
                                                      --------
                  Total                               $606,000

On March 3, 1999, the Board of Directors granted to each of the Company's four independent directors, Robert Sams, Ricardo Maranon, Alberto M. Delgado and John Tydeman, with each abstaining as to themselves, options to purchase 500,000 shares of Common Stock at $.51 per share in consideration of their substantial efforts in assisting the Company in obtaining financing and for other valuable consideration rendered to the Company. These options shall be fully vested on March 3, 2000.

                                        PICK COMMUNICATIONS CORP. AND SUBSIDIARY

                                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------









Independent Auditor's Report                                             F-2

Independent Auditor's Report                                             F-3


Consolidated Financial Statements:

   Balance Sheet                                                         F-4
   Statement of Operations                                               F-5
   Statement of Stockholders' Deficiency                              F-6 - F-7
   Statement of Cash Flows                                            F-8 - F-9
   Notes to Financial Statements                                     F-10 - F-21

INDEPENDENT AUDITOR'S REPORT

The Board of Directors
PICK Communications Corp.

We have audited the accompanying consolidated balance sheet of PICK Communications Corp. and Subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PICK Communications Corp. and Subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the consolidated financial statements, the Company has incurred substantial recurring losses from operations, has a net capital deficiency and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 16. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


GOLDSTEIN GOLUB KESSLER LLP
New York, New York

March 5, 1999, except for portions of
Notes 13 and 17 as to which the
date is March 26, 1999 and Notes 6 and 16
as to which the date is April 28, 1999

                     Report of Certified Public Accountants


To:  The Board of Directors
     PICK Communications Corp.
     Wayne, New Jersey

We have audited the accompanying consolidated balance sheets of PICK Communications Corp. and its Subsidiaries (the "Company") as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the 1997 and 1996 consolidated financial statements referred to above present fairly, in all material respects, the financial position of PICK Communications Corp. and its Subsidiaries as of December 31, 1997 and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.

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

Durland & Company, CPAs, P.A.


Palm Beach, Florida
April 29, 1998

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                               CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

December 31,                                                                               1998                 1997
----------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash                                                                               $    248,551         $     44,400
  Accounts receivable, less allowance for doubtful accounts of
   $351,838 and $326,497, respectively                                                    740,886              451,818
  Prepaid expenses and other current assets                                               575,022              125,816
----------------------------------------------------------------------------------------------------------------------
      Total current assets                                                              1,564,459              622,034
----------------------------------------------------------------------------------------------------------------------
Property and Equipment - at cost, net of accumulated depreciation
 and amortization of $428,199 and $68,488, respectively                                 5,048,551            1,000,083
----------------------------------------------------------------------------------------------------------------------
Other Assets:
  Security deposits                                                                       178,146               24,396
  Investment in marketable equity securities                                                    -              171,000
  Deferred income tax asset, net of valuation allowance of $11,000,000
   and 4,800,000 respectively                                                                   -                    -
----------------------------------------------------------------------------------------------------------------------
      Total other assets                                                                  178,146              195,396
----------------------------------------------------------------------------------------------------------------------
      Total Assets                                                                   $  6,791,156         $  1,817,513
======================================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
  Current portion of debt                                                             $ 2,127,500         $  1,000,000
  Current portion of capital leases                                                       271,676              146,128
  Accounts payable and accrued expenses                                                 7,690,978            4,876,336
  Deferred revenue - prepaid calling cards                                              2,183,806              681,653
  Other current liabilities                                                             3,967,841            1,323,525
----------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                        16,241,801            8,027,642
Capital Leases, less current portion                                                    1,042,716              794,905
Short term debt expected to be refinanced, less current portion                         9,772,500                    -
----------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                27,057,017            8,822,547
----------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies
Minority Interest in Consolidated Subsidiary                                               86,018               88,080
----------------------------------------------------------------------------------------------------------------------
Stockholders' Deficiency:
  Common stock - $.001 par value; authorized 100,000,000 shares at December 31,
   1998 and 75,000,000 shares at December 31, 1997; 38,201,881 issued and
   38,166,381 outstanding at December 31, 1998;
   43,325,317 issued and 36,059,817 outstanding at December 31, 1997                       38,202               43,325
  Additional paid-in capital                                                            4,008,029            5,886,825
  Options and warrants                                                                  2,687,461               21,242
  Treasury stock, at cost, 35,500 and 7,265,500 shares at
   December 31, 1998 and 1997, respectively                                               (11,978)          (3,072,222)
  Accumulated other comprehensive income                                                        -               38,000
  Accumulated deficit                                                                 (27,073,593)         (10,010,284)
----------------------------------------------------------------------------------------------------------------------
      Stockholders' deficiency                                                        (20,351,879)          (7,093,114)
----------------------------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Deficiency                                 $  6,791,156         $  1,817,513
======================================================================================================================

               The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements

                                   PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

Year ended December 31,                                              1998                 1997                 1996
----------------------------------------------------------------------------------------------------------------------
Sales of long-distance services                                 $  1,978,441         $  7,669,243          $ 4,444,342
Sales of prepaid calling cards                                     7,844,462            1,346,660            1,425,340
----------------------------------------------------------------------------------------------------------------------
Net sales                                                          9,822,903            9,015,903            5,869,682
----------------------------------------------------------------------------------------------------------------------

Costs and expenses:
  Cost of sales:
    Cost of telephone time purchased                              13,322,978            8,326,318            5,308,626
    Other cost of sales                                            3,069,566              762,431            1,092,605
    Adjustment to provision for contingent costs                           -             (649,563)           1,749,563
----------------------------------------------------------------------------------------------------------------------
Total cost of sales                                               16,392,544            8,439,186            8,150,794

  Selling, general and administrative                              3,880,100            1,836,829            2,551,142
  Depreciation and amortization                                      359,711              180,531              181,758
  Bad debt expense                                                   125,740              253,270              219,746
----------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                          20,758,095           10,709,816           11,103,440
----------------------------------------------------------------------------------------------------------------------

Loss before other income (expense)                               (10,935,192)          (1,693,913)          (5,233,758)
----------------------------------------------------------------------------------------------------------------------

Other income (expense):
  Interest expense                                                (3,191,869)            (157,669)             (19,802)
  Debt placement expenses                                         (2,805,310)                   -                    -
  Gain on in-substance defeasance                                          -                    -               53,080
  License fees                                                             -                    -            3,650,000
  Loss on disposal of fixed assets                                         -                    -              (50,271)
  Write-off of intangible asset                                            -             (441,205)                   -
  Net gains (losses) on marketable equity securities                (133,000)          (9,449,079)           4,784,000
----------------------------------------------------------------------------------------------------------------------
Total other income (expense)                                      (6,130,179)         (10,047,953)           8,417,007
----------------------------------------------------------------------------------------------------------------------

Income (loss) before minority interest in subsidiary
 loss and income taxes                                           (17,065,371)         (11,741,866)           3,183,249

Benefit (provision) for income taxes                                       -            1,808,000           (1,808,000)

Minority interest in subsidiary loss                                   2,062              434,064              260,541
----------------------------------------------------------------------------------------------------------------------
Net income (loss)                                               $(17,063,309)        $ (9,499,802)         $ 1,635,790
======================================================================================================================

Net income (loss) per common share - basic                      $       (.46)        $       (.26)         $       .04
======================================================================================================================

Weighted average shares outstanding - basic                       36,923,564           36,958,530           41,991,502
======================================================================================================================

               The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements

                                   PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
--------------------------------------------------------------------------------

                                              Common Stock
                                       -----------------------     Additional     Options
                                         Number                     Paid-in         and            Stock          Treasury
                                       of Shares       Amount       Capital       Warrants      Subscription        Stock
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995           40,542,516      $81,085     $2,018,780        -           $(800,000)              -
Issuance of common stock for cash
 and reduction of receivable              250,000          500        249,500        -            (125,000)              -
Issuance of common stock
 for prepaid advertising                1,150,000        2,300      2,697,700        -                   -               -
Issuance of common stock for
 500,000 shares of Ultimistics, Inc.    1,250,000        2,500      1,272,500        -                   -               -
Reacquisition of shares for cash         (230,000)           -              -        -                   -       $ (29,500)
Reacquisition of shares for cash,
 prepaid calling cards and unused
 advertising                             (250,000)           -              -        -                   -        (572,589)
Issuance of common stock for
 compensation and services                505,000        1,010        161,240        -                   -               -
Collections of subscription
 receivable                                     -            -              -        -             325,000               -
Accumulated other comprehensive
 income (loss)                                  -            -              -        -                   -               -
Net income                                      -            -              -        -                   -               -
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996           43,217,516       87,395      6,399,720        -            (600,000)       (602,089)
Reduction of $0.002 to $0.001
 par value                                      -      (43,697)        43,697        -                   -               -
Cancellation of 600,000 shares
 subscribed                              (600,000)        (600)      (599,400)       -             600,000               -
Reacquisition of shares for cash          (35,500)           -              -        -                   -         (11,978)
Reacquisition of shares for
 unused prepaid advertising, with
 a book value of $2,038,155              (750,000)           -              -        -                   -      (2,038,155)


                                       Accumulated                           Total
                                          Other                          Stockholders'
                                      Comprehensive     Accumulated         Equity
                                      Income (Loss)       Deficit        (Deficiency)
--------------------------------------------------------------------------------------
Balance at December 31, 1995                     -      $(2,146,272)     $  (846,407)
Issuance of common stock for cash
 and reduction of receivable                     -                -          125,000
Issuance of common stock
 for prepaid advertising                         -                -        2,700,000
Issuance of common stock for
 500,000 shares of Ultimistics, Inc.             -                -        1,275,000
Reacquisition of shares for cash                 -                -          (29,500)
Reacquisition of shares for cash,
 prepaid calling cards and unused
 advertising                                     -                -         (572,589)
Issuance of common stock for
 compensation and services                       -                -          162,250
Collections of subscription
 receivable                                      -                -          325,000
Accumulated other comprehensive
 income (loss)                         $(3,904,965)               -       (3,904,965)
Net income                                       -        1,635,790        1,635,790
------------------------------------------------------------------------------------
Balance at December 31, 1996            (3,904,965)        (510,482)         869,579
Reduction of $0.002 to $0.001
 par value                                       -                -                -
Cancellation of 600,000 shares
 subscribed                                      -                -                -
Reacquisition of shares for cash                 -                -          (11,978)
Reacquisition of shares for
 unused prepaid advertising, with
 a book value of $2,038,155                      -                -       (2,038,155)

                                                                          (continued)

               The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements

                                  PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
--------------------------------------------------------------------------------

                                             Common Stock
                                       -----------------------      Additional      Options
                                         Number                      Paid-in          and            Stock         Treasury
                                       of Shares        Amount        Capital       Warrants      Subscription       Stock
--------------------------------------------------------------------------------------------------------------------------------
Reacquisition of shares for
 Firenze, Ltd. and Ultimistics, Inc.   (6,000,000)           -              -             -            -         $  (420,000)
Issuance of common stock for
 services                                 227,000      $   227    $    42,808             -            -                   -
Issuance of warrants in connection
 with short-term debt                           -            -              -    $   21,242            -                   -
Accumulated other comprehensive
 income (loss)                                  -            -              -             -            -                   -
Net loss                                        -            -              -             -            -                   -
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997           36,059,016       43,325      5,886,825        21,242            -          (3,072,222)
Issuance of common stock for
 compensation                             662,997          663        296,363             -            -                   -
Issuance of common stock in
 connection with private placement      1,394,368        1,394        864,405             -            -                   -
Issuance of common stock upon                                                             -            -                   -
 exercise of warrants by director          50,000           50         13,450             -            -                   -
Issuance of warrants in connection
 with short-term debt                           -            -              -     2,359,940            -                   -
Issuance of options for compensation            -            -              -       306,279            -                   -
Cancellation of 7,230,000
 shares of treasury stock                       -       (7,230)    (3,053,014)            -            -           3,060,244
Accumulated other comprehensive
 income (loss)                                  -            -              -             -            -                   -
Net loss                                        -            -              -             -            -                   -
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998           38,166,381      $38,202    $ 4,008,029    $2,687,461          $-0-     $      (11,978)
================================================================================================================================


                                       Accumulated                           Total
                                          Other                          Stockholders'
                                      Comprehensive     Accumulated         Equity
                                      Income (Loss)       Deficit        (Deficiency)
--------------------------------------------------------------------------------------
Reacquisition of shares for
 Firenze, Ltd. and Ultimistics, Inc.             -                  -     $   (420,000)
Issuance of common stock for
 services                                        -                  -           43,035
Issuance of warrants in connection
 with short-term debt                            -                  -           21,242
Accumulated other comprehensive
 income (loss)                          $3,942,965                  -        3,942,965
Net loss                                         -       $ (9,499,802)      (9,499,802)
--------------------------------------------------------------------------------------
Balance at December 31, 1997                38,000        (10,010,284)      (7,093,114)
Issuance of common stock for
 compensation                                    -                  -          297,026
Issuance of common stock in
 connection with private placement               -                  -          865,799
Issuance of common stock upon                    -                  -
 exercise of warrants by director                -                  -           13,500
Issuance of warrants in connection
 with short-term debt                            -                  -        2,359,940
Issuance of options for compensation             -                  -          306,279
Cancellation of 7,230,000
 shares of treasury stock                        -                  -                -
Accumulated other comprehensive
 income (loss)                             (38,000)                 -          (38,000)
Net loss                                         -        (17,063,309)     (17,063,309)
--------------------------------------------------------------------------------------
Balance at December 31, 1998            $      -0-       $(27,073,593)    $(20,351,879)
======================================================================================


      The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENT OF CASH FLOWS

----------------------------------------------------------------------------------------------------------------------
Year ended December 31,                                                      1998           1997               1996
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                                    $(17,063,309)    $(9,499,802)       $ 1,635,790
  Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
    Loss (gain) on marketable securities                                    133,000       9,449,079         (4,784,000)
    Revenue from license fees                                                     -               -         (3,650,000)
    Gain on in-substance defeasance                                               -               -            (53,080)
    Advertising expense                                                           -               -            256,845
    Stock, options and warrants issued for compensation
     or services                                                            603,305          64,277            162,250
    Amortization of debt discounts and placement expenses                 4,656,773               -                  -
    Depreciation and amortization                                           359,711         180,531            181,758
    Write-off of intangible asset                                                 -         441,205                  -
    Loss on abandonment of property and equipment                                 -               -             50,271
    Minority interest in subsidiary loss                                     (2,062)       (434,064)          (260,541)
    Bad debt expense                                                        125,740         253,270            219,746
    Adjustment to provision for contingent liabilities                            -        (649,563)         1,749,563
    Provision (benefit) for deferred income taxes                                 -      (1,808,000)         1,808,000
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                           (414,808)         73,092           (163,490)
      Decrease (increase) in other operating assets                        (602,956)        (44,046)           175,716
      Increase in accounts payable and accrued expenses                   2,814,642       3,408,763            880,161
      Increase (decrease) in deferred revenue                             1,502,153        (985,735)           862,005
      Increase (decrease) in other operating liabilities                  2,814,316        (868,679)          (289,375)
----------------------------------------------------------------------------------------------------------------------
          Net cash used in operating activities                          (5,073,495)       (419,672)        (1,218,381)
----------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Investment in debt securities                                                   -               -           (371,920)
  Purchase of property and equipment                                     (3,817,153)         (6,510)           (65,966)
----------------------------------------------------------------------------------------------------------------------
          Cash used in investing activities                              (3,817,153)         (6,510)          (437,886)
----------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Common stock issued for cash                                               13,500               -            250,000
  Common stock issued for cash by subsidiary                                      -               -            527,612
  Acquisition of treasury stock for cash                                          -         (11,978)           (44,500)
  Proceeds from stock subscriptions receivable                                    -               -            200,000
  Principal paid on capital leases                                         (217,667)              -                  -
  Proceeds from third-party debt                                         11,468,966         250,000            750,000
  Payments on third-party debt                                           (2,000,000)              -            (75,000)
  Funds advanced by stockholder                                              15,000         170,000             75,152
  Payments on stockholder advances                                         (185,000)        (25,152)           (50,000)
----------------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                       9,094,799         382,870          1,633,264
----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                             204,151         (43,312)           (23,003)
Cash at beginning of year                                                    44,400          87,712            110,715
======================================================================================================================
Cash at end of year                                                    $    248,551     $    44,400        $    87,712
======================================================================================================================
                                                                                                           (continued)

      The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENT OF CASH FLOWS

------------------------------------------------------------------------------------------------------------------
Year ended December 31,                                                    1998            1997           1996
------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:

  Cash paid during the year for interest                               $1,167,716      $   75,877       $    8,271
==================================================================================================================


Supplemental schedule of noncash investing and financing activities:

  Assets acquired under capital leases                                 $  591,026      $  941,033                -
==================================================================================================================
  Discount on short-term debt                                          $1,312,934               -                -
==================================================================================================================
  Book value of marketable equity securities exchanged
   for common stock of the Company and its subsidiary                           -      $6,390,625                -
==================================================================================================================
  Book value of marketable equity securities exchanged
   for other marketable equity securities                                       -      $4,085,000                -
==================================================================================================================
  Book value of prepaid advertising and telephone cards
   exchanged for common stock of the Company and
   its subsidiary                                                               -      $2,458,155       $  557,589
==================================================================================================================
  Stock issued for investment in marketable equity securities                   -               -       $1,275,000
==================================================================================================================
  Stock issued for suscriptions receivable                                      -               -       $  125,000
==================================================================================================================
  Stock issued to acquire prepaid advertising                                   -               -       $2,700,000
==================================================================================================================
  In-substance defeasance                                                       -               -       $  425,000
==================================================================================================================

      The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. PRINCIPAL       PICK Communications Corp. and Subsidiaries acts as a
   BUSINESS        wholesaler of long-distance telephone services and sells
   ACTIVITY AND    prepaid telephone calling cards through distributors. Also,
   SUMMARY OF      the Company intends to provide satellite-based Internet
   SIGNIFICANT     access and interactive multimedia services to end user
   ACCOUNTING      service providers. The Company is headquartered in Wayne, New
   POLICIES:       Jersey, and also leases facilities and telephone switching equipment in Jersey City, New Jersey, and Miami, Florida.

                   The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: PICK US Inc. f/k/a PICK Inc. ("PICK US"); PICK Net Inc. ("PICK Net"); PICK Net UK PLC; PICK Sat Inc. and P.C.T. Prepaid Telephone, Inc. ("PCT"), a majority-owned subsidiary (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated.

                   Subsequent to year-end, the Company formed a new subsidiary, PICK Online.Com Inc., a media content aggregator using a satellite-based multicast delivery system for Internet Service Providers and Broadband Networks.

                   Minority interest represents the minority shareholders' proportionate share of the equity and loss of PCT.

                   For comparability, certain 1997 and 1996 amounts have been reclassified, where appropriate, to conform to the consolidated financial statement presentation used in 1998.

                   The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated balance sheet and revenue and expenses for the periods then ended. Actual results could differ from those estimates.

                   Sales of long-distance time are recognized at the time that service is provided, as reported by the electronic switching devices. The Company defers revenue related to prepaid calling cards (which is recorded net of distributor discounts) and recognizes revenue as the card is used.

                   Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the year. Diluted net loss per share is not presented because the inclusion of common share equivalents would be antidilutive.

                   The Company does not believe that any recently issued but not yet effective accounting standards will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

                   In 1998, approximately 72% and 10% of revenue were from two customers; in 1997, approximately 19% and 13% of revenue were from two customers; and in 1996, approximately 36% and 25% of revenue were from two customers. The Company performs periodic credit evaluations of its customers, and may, under certain circumstances, require deposits or prepayments where deemed appropriate.

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                              Two customers comprised approximately 65% and 11% of gross accounts receivable, respectively, at December 31, 1998. Five customers comprised approximately 35%, 20%, 16%, 13% and 10% of gross accounts receivable, respectively, at December 31, 1997. The Company also purchases telecommunications services from many of its customers. Frequently, accounts receivable are settled by set-offs against liabilities with the same party.

                              Depreciation of property and equipment is provided for by the straight-line method over the estimated useful lives of the related assets.

                              The Company's intangible assets (patent and related rights for prepaid cellular technology) were valued at cost and amortized over their estimated useful lives of five years. Since, among other factors, this technology generated no revenue during 1997, the Company elected to write off the unamortized balance at December 31, 1997.

                              The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. The Company recorded a deferred tax asset for the tax effect of net operating loss carryforwards and temporary differences. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance.

    2.  PREPAID               Prepaid expense and other current assets consist
        EXPENSES AND          of the following:
        OTHER CURRENT
        ASSETS:

                              December 31,                                                   1998                 1997
                              ----------------------------------------------------------------------------------------
                              Computer equipment for resale                              $100,624             $  2,054
                              Prepaid expenses                                             99,722               27,699
                              Advances and other current assets                           225,020                    -
                              Deposits                                                    149,656               96,063
                              ----------------------------------------------------------------------------------------
                                                                                         $575,022             $125,816
                              ========================================================================================


                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

    3.  PROPERTY AND          Property and equipment, at cost, consists of the
        EQUIPMENT:            following:

                                                                                                            Estimated
                              December 31,                                      1998           1997        Useful Life
                              ----------------------------------------------------------------------------------------
                              Property, equipment and software            $1,186,464    $   127,538      3 and 5 years
                              Telephone switching equipment                1,532,059        941,033            5 years
                              Asset development/installation
                               in process                                  2,758,227              -
                              ----------------------------------------------------------------------------------------
                                                                           5,476,750      1,068,571
                              Less accumulated depreciation and
                               amortization                                  428,199         68,488
                              ----------------------------------------------------------------------------------------
                                                                          $5,048,551     $1,000,083
                              ========================================================================================

                              Telephone switching equipment was acquired under capital leases costing $1,252,271 and $941,033 at December 31, 1998 and 1997, respectively, net of accumulated depreciation of approximately $280,000 at December 31, 1998.

                              Asset development/installation in process consists of (i) hardware and software costs related to the Company's high-speed Internet business, which is under development, and (ii) costs of telecommunication equipment being installed.

                              Depreciation will commence when the development and/or installation is complete and the assets are fully operational.


    4.  PREPAID               In October 1995, the Company acquired the
        CELLULAR              worldwide rights to market, distribute, sell and
        TELEPHONE             manufacture a prepaid cellular telephone
        TECHNOLOGY            technology for $712,500, of which $212,500 was
        AND WRITE-OFF         paid by the issuance of 100,000 shares of the
        OF INTANGIBLE         Company's stock. Although the Company believes
        ASSET:                this technology may prove to have value, the
                              technology generated no revenue in 1997 and the Company elected to write off its remaining investment ($441,205) as of December 31, 1997.


    5.  INVESTMENT IN         In 1996, the Company acquired 4,700,000 restricted
        MARKETABLE            shares of the common stock of  Ultimistics, Inc.
        EQUITY                ("Ultimistics"). During the first quarter of 1997,
        SECURITIES:           the Company, in four separate transactions,
                              disposed of all of its shares of Ultimistics, along with $420,000 of prepaid advertising, in return for (i) 1,000,000 shares of the Company's common stock, (ii) 10,000,000 shares of PCT, and
                              (iii) 380,000 restricted shares of the common stock of Fairbanks, Inc. (which subsequently changed its name to Jet Vacations, Inc. and then
                              Precom Tech Inc.). The Company recorded losses of
                              $9,399,079 on these transactions. During 1998, the balance of $133,000 was written off.

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

    6.  SHORT-TERM DEBT      Debt consists of the following:
        EXPECTED TO BE
        REFINANCED:

                              December 31,                                                               1998            1997
                              -----------------------------------------------------------------------------------------------
                              Borrowings from bank                                                          -      $  750,000(a)
                              Loan from customer/supplier                                         $ 2,000,000(c)            -
                              Private placement debt                                                9,900,000(d)      250,000(b)
                              -----------------------------------------------------------------------------------------------
                                                                                                  $11,900,000       1,000,000
                              Less current portion of debt                                          2,127,500       1,000,000
                              -----------------------------------------------------------------------------------------------
                              Short-term debt expected to be refinanced, less current portion     $ 9,772,500      $        -
                              ===============================================================================================

                              (a)   The bank borrowing was repaid on July
                                    29,1998 from a portion of the proceeds of the borrowing discussed below (d).

                              (b) The $250,000 short-term loan outstanding at December 31, 1997 was repaid in April 1998 from the borrowing discussed in the following paragraph. As additional compensation for lending the Company funds, the individual was initially granted warrants (exercisable over three years) to purchase 250,000 shares of the Company's common stock at $0.50 per share. In return for extending the maturity date of the loan from March 9, 1998 to April 13, 1998, the individual was granted warrants for an additional 125,000 shares on the same terms. Management estimates the value of these additional warrants reflected in interest expense in 1998 at $5,750.

                              (c) In February 1998, the Company amended its existing telecommunications agreement with IDT Corporation ("IDT"), one of its long distance vendors/customers. Under the terms of the amendment, the Company agreed to sell IDT up to 10,000,000 minutes per month of long distance traffic, through June 9, 1999, at favorable rates and IDT agreed to lend the Company $2,000,000. Of this amount, $500,000 was funded when the transaction was signed, $1,000,000 was funded in April 1998 and the remaining $500,000 was advanced in June 1998. Concurrently, the Company has issued 100,000 warrants with an exercise price of $0.24 per share, 200,000 warrants with an exercise price of $1.00 per share and 100,000 warrants with an exercise price of $0.56 per share. The warrants are exercisable for a period of one year from the respective dates of grant. Management estimates the value of these warrants reflected in interest expense in 1998 at $30,879. The loan bears interest at 9% per annum and matured on February 9, 1999. In April 1999 the Company and IDT agreed in principal to a new note (the "New Note") due in six months with a principal amount of $2,060,000 at 12% interest per annum. The Company is required to make a payment of $500,000 on May 31, 1999, half of which shall be applied to the New Note and the balance against accounts receivable due to IDT. Thereafter, the Company has agreed to pay IDT $50,000 per month against the New Note. In connection with the New Note, the Company has granted additional shares of common stock and warrants as defined in the agreement.

                                    In April 1998, the Company borrowed
                                    $1,000,000 from unaffiliated investors. The loan was unsecured, bore interest at 10% per annum and matured July 1, 1998. In consideration for advancing the funds, the lenders received warrants to purchase 1,000,000 shares of the Company's common stock at $0.35 per share, which are exercisable on or before April 1, 2001. The $175,000 value assigned to these warrants is reflected in interest expense. The placement agent for this loan received $75,000 and warrants to purchase 250,000 shares of the Company's common stock at $0.35 per share. The $43,750 value assigned to these warrants is included in debt placement expenses. This borrowing was repaid on July 31, 1998 from a portion of the proceeds of the borrowing discussed below. Because the borrowing was repaid after the maturity date, the interest rate was increased, effective July 1, 1998, to 18% and the lenders and the placement agent were granted warrants to purchase 1,250,000 shares of the Company's common stock, exercisable through August 14, 2001, at $0.25 per share. Management estimates the value of these warrants reflected in interest and debt placement expense at $326,900 and $81,725, respectively.

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                              (d) Between July 29, 1998 and September 8, 1998, the Company, through Commonwealth Associates ("Commonwealth") placed $9,900,000 (face amount) of 10%, 120-day Senior Secured Notes (the "Original Notes") and 9,900,000 warrants to purchase shares of the Company's common stock at $0.50 per share for five years (the "Placement"). The Notes are secured by all of the assets of PICK Communications Corp. The Company allocated $8,587,066 of the gross sale proceeds to the debt and $1,312,934 to the warrants. The $1,312,934 discount was amortized as interest expense over the original 120-day life of the Notes. In November and December 1998, the Company exercised its right to extend the maturity date of the Notes for 60 days. Under the terms of the Notes, the interest rate of the Notes was increased to 18% per annum, retroactive to the issuance of the Notes. In January, February and March 1999, the holders of the Notes agreed to extend the maturity of the Notes until April 27, 1999. In return for the extensions, the Company agreed to issue 500,000 shares of its common stock and warrants to purchase 2,475,000 shares of the Company's common stock for five years at $0.50 per share to the holders of the Notes. On April 27, 1999, the holders of the Original Notes, who control in excess of 90% of the principal which was due on April 27, 1999, consented to restructure their Original Notes (the "Restructured Notes") and extend the maturity date until April 27, 2002. In return, the Company has agreed, for a two year period, to allow each of the holders of the Restructured Notes certain rights regarding the purchase or exchange of the Company's common stock or warrants as deferred in the agreement.

                              For the Placement of the Original Notes, the Company paid Commonwealth and Liberty Capital (the Company's co-financial advisor) $1,099,000 in cash, issued 1,394,368 shares of common stock (valued at $865,799) and warrants to purchase 2,509,859 shares of common stock at $0.50 per share for five years (valued at $383,002). The costs related to the Placement were being deferred and amortized as debt placement expenses over the term of the debt. At December 31, 1998, all debt placement expenses were amortized and included in the consolidated statement of operations.

    7.  ACCOUNTS              Accounts payable and accrued expenses consist of
        PAYABLE AND           the following.
        ACCRUED
        EXPENSES:

                              December 31,                                                   1998                 1997
                              ----------------------------------------------------------------------------------------
                              Accounts payable - operating                             $5,530,511           $4,480,815
                              Accrued expenses - operating                                510,467              395,521
                              Accrued expenses - for equipment                          1,650,000                    -
                              ----------------------------------------------------------------------------------------
                                                                                       $7,690,978           $4,876,336
                              ========================================================================================

                              Accounts payable at December 31, 1998 include $1,120,544 payable to WorldCom Network Services, Inc., which was payable in monthly installments of between $350,000 and $385,544, plus interest at 18% per annum, through December 1998. The Company is in the process of renegotiating payment terms (see Note 13).

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
    8.  OTHER CURRENT      Other current liabilities consist of the following:
        LIABILITIES:


                           December 31,                                                   1998                 1997
                           ----------------------------------------------------------------------------------------
                           Reserve for contingent liability                         $1,100,000           $1,100,000
                           Advance from customer                                     1,000,000                    -
                           Provision for loss on deferred revenue -
                            prepaid calling cards                                    1,580,000                    -
                           Customer deposits                                           287,841                    -
                           Advances from stockholder                                         -              170,000
                           Accrued compensation due to stockholders                          -               53,525
                           ----------------------------------------------------------------------------------------
                                                                                    $3,967,841           $1,323,525
                           ========================================================================================

    9.  CAPITAL LEASE      The Company leases telephone switching equipment
        OBLIGATIONS:       under capital leases which expire during 2002. The
                           leases require monthly payments of principal and interest imputed at 12% per annum.

                           Future minimum lease payments under capital leases are as follows:

                           Year ending December 31,

                                       1999                                                             $   414,783
                                       2000                                                                 414,783
                                       2001                                                                 414,783
                                       2002                                                                 414,783
                           ----------------------------------------------------------------------------------------
                                                                                                          1,659,132
                           Less amount representing interest                                                344,740
                           ----------------------------------------------------------------------------------------
                                                                                                          1,314,392
                           Less current portion                                                             271,676
                           ----------------------------------------------------------------------------------------
                                    Capital leases, less current portion                                 $1,042,716
                           ========================================================================================

    10. COMMITMENTS:       The Company leases facilities under noncancelable
                           operating leases expiring from July 2000 through October 2003. The future minimum payments due under such leases as of December 31, 1998 are as follows:

                           December 31,
                           ----------------------------------------------------------------------------------------
                           1999                                                                         $   482,483
                           2000                                                                             400,744
                           2001                                                                             251,425
                           2002                                                                             169,769
                           2003                                                                             144,994
                           ----------------------------------------------------------------------------------------
                                    Total payments                                                       $1,449,415
                           ========================================================================================

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                              Rental expense under operating leases was $356,718, $106,586 and $45,315 for the years ended
                              December 31, 1998, 1997 and 1996, respectively. The Company has the right to renew its operating leases for terms of between three and five years.

                              At December 1998, the Company has outstanding commitments for the purchase of telecommunications and computer equipment and for the license of computer software of approximately $690,000.

                              In September 1998, the Company entered into an employment agreement with a key executive. This agreement commenced January 1, 1999. The agreement provides for annual base salaries of $300,000, $350,000, $400,000, $450,000 and $500,000 for the
                              next five years. In addition, the agreement provides for additional compensation, as defined in the agreement.


    11. INCOME TAXES:         The Company's deferred tax assets at December 31,
                              1998 consist of the following:

                              Federal                                                                     $  9,300,000
                              State                                                                          1,700,000
                              ----------------------------------------------------------------------------------------
                                                                                                            11,000,000
                              Less valuation allowance                                                     (11,000,000)
                              ----------------------------------------------------------------------------------------
                                         Net deferred tax assets                                        $      - 0 -
                              ========================================================================================

                              The deferred tax assets are comprised of the tax benefit of net operating loss carryforwards and capital loss carryforwards of approximately $20,000,000 and $8,300,000, respectively, at
                              December 31, 1998. These losses are available to offset future taxable income through the years 2018 and 2003, respectively.


    12. CONTRACT WITH         In February 1998, the Company entered into a
        BLACKSTONE            two-year agreement with Blackstone Calling Card,
        CALLING CARD,         Inc. ("Blackstone" and the "Blackstone
        INC.:                 Agreement"), a major distributor of prepaid
                              telephone calling cards. Under the terms of the Blackstone Agreement, as amended, after a six-month phase-in period commencing April 27, 1998, Blackstone would purchase prepaid calling cards with a minimum retail value of $5,000,000 per month from the Company, which was expected to result in net revenue of approximately $3,000,000 per month to the Company. While Blackstone's purchases from the Company had increased significantly during the first nine months of the contract, it is anticipated that the Blackstone
                              Agreement will have to be amended to raise the per minute rates charged to users of the prepaid telephone calling cards sold through Blackstone and lower the purchase minimum amount and the corresponding revenue to the Company. The
                              Blackstone Agreement is also subject to
                              termination by either party without cause at the end of any year upon 60 days' prior notice, or by Blackstone if the Company fails to maintain overall network quality.

                              Other current liabilities includes a provision of $1,580,000 for anticipated losses from providing future service on prepaid telephone calling cards sold prior to December 31, 1998.

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

13.  LITIGATION AND           The Company is, from time to time, party to
     RESERVE FOR              litigation that arises in the ordinary course of
     CONTINGENT               its business operations. Except as described
     LIABILITY:               below, the Company is not presently a party to any
                              litigation that it believes would have a material adverse effect on its business.

                              In February 1997, the Company commenced a mediation action against American Telephone & Telegraph ("AT&T") seeking $10,000,000 in damages for breach of contract and fraudulent inducement and malicious conduct under a carrier agreement (the "Carrier Agreement") entered into in February 1996. The Company contracted with AT&T under the Carrier Agreement for inbound 800 service and outbound domestic and international long distance service. The Company claims that AT&T reneged on certain commitments to provide the Company with lower international rates than the Company was invoiced by AT&T. AT&T has claimed that the Company owes it in excess of $1,000,000. In 1996, the Company provided for a noncash reserve of $1,750,000, which was reduced to $1,100,000 in the third quarter of 1997. The reserve is included in other current liabilities in the accompanying consolidated financial statements. After two mediation sessions, AT&T indicated that it intended to withdraw from the mediation. On November 5, 1997, the Company filed for arbitration proceedings against AT&T and reduced its claim to $5,000,000. The trial began on April 19, 1999 and ended on April 22, 1999. There can be no assurance that the Company will be able to prevail in this arbitration. Any adverse judgement or settlement could have a material impact on the Company's financial condition.

                              During March of 1999, Worldcom Network Services, Inc., d/b/a Wiltel, (Worldcom) commenced a lawsuit against the Company in the United States District Court, Southern District of New York demanding a judgment in the amount of $1,256,622 which includes interest of 18% per annum plus costs and expenses. The plaintiff had previously sued the Company for failure to pay for telecommunications services provided and the parties reached agreement on a settlement. However, the Company has not made the required payments. On April 15, 1999 the Company and Worldcom agreed to a 90-day extension of monies due at an interest rate of 16% per annum payable by June 30, 1999. Accounts payable and accrued expenses includes a liability of $1,137,352 for this settlement at December 31, 1998.

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

14. STOCK OPTIONS:

                              In February 1996, the Company adopted an incentive stock option plan for employees, directors, independent contractors and consultants of the Company which provides for the grant of stock options and stock appreciation rights. Options may be granted at prices not less than fair market value of the Company's common stock at the date of grant and may not be exercised more than 10 years after the date granted. Unless otherwise provided, options vest at a rate of 20% a year commencing with the date of grant. Pursuant to this plan an aggregate of 7,500,000 shares of common stock have been reserved for issuance. Of the total number of shares of common stock as of December 31, 1998, 3,955,000 shares of common stock relate to options issued outside of the incentive stock option plan.

                              Transactions related to stock options are as follows:

                                                                                 Number of          Weighted-average
                                                                                  Shares             Price per share
                              ----------------------------------------------------------------------------------------
                              Granted during 1996                                3,500,000                      $ 0.88
                              ----------------------------------------------------------------------------------------
                              Balance at December 31, 1996                       3,500,000                        0.88
                              Granted                                            4,500,000                        0.23
                              Expired/canceled                                  (3,500,000)                      (0.88)
                              ----------------------------------------------------------------------------------------
                              Balance at December 31, 1997                       4,500,000                        0.23
                              Granted                                            6,800,000                        0.52
                              Exercised                                            (50,000)                      (0.27)
                              ----------------------------------------------------------------------------------------
                              Balance at December 31, 1998                      11,250,000                      $ 0.41
                              ========================================================================================

                              The weighted-average fair value per share of options granted during the years ended December 31, 1998, 1997 and 1996 amounted to $0.13, $0.64 and $0.10, respectively.

                              Approximately $306,000 is reflected in selling, general and administrative expenses for the year ended December 31, 1998 relating to options granted to nonemployees.

                              The Company has elected, in accordance with the provisions of SFAS No. 123, "Accounting for Stock Based Compensation" to apply the current accounting rules under Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock options and, accordingly, has presented the disclosure-only information as required by SFAS No. 123. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net income (loss) and net income (loss) per common share for the years ended December 31, 1998, 1997 and 1996 would approximate the pro forma amounts indicated in the table below:

                                                                                1998             1997             1996
                              ----------------------------------------------------------------------------------------
                              Net income (loss) - as reported           $(17,063,309)    $ (9,499,802)      $1,635,790
                              Net income (loss) - pro forma             $(17,253,914)    $(10,138,680)      $1,295,676
                              Diluted net income (loss) per
                               common share - as reported                     $(0.46)          $(0.26)           $0.04
                              Diluted net income (loss) per
                               common share - pro forma                       $(0.47)          $(0.27)           $0.03
                              ----------------------------------------------------------------------------------------

                              The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the years ended December 31, 1998, 1997 and 1996,

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                              respectively; expected volatility of 18%, 134% and 68%, respectively; risk-free interest rates of 6.01%, 6.00% and 6.26%, respectively; no annualized dividends paid with respect to a share of common stock at the date of grant, and options have expected lives of between two and five years. The following table summarizes information about fixed stock options outstanding at December 31, 1998:

                                                                                          Options              Options
                                                                                        Outstanding          Exercisable
                              ------------------------------------------------------------------------------------------
                                                                      Weighted-
                                                         Number        Average     Weighted-     Number        Weighted-
                                                     Outstanding at   Remaining     Average  Exercisable at     Average
                                                      December 31,   Contractual   Exercise   December 31,     Exercise
                              Range of Exercise Prices    1998      Life (Years)     Price        1998           Price
                              ------------------------------------------------------------------------------------------
                              1 - $0.17-$0.27          3,950,000         0.6        $0.21       3,950,000         $0.21
                              2 - $0.30-$0.41          1,350,000         1.8        $0.36       1,350,000         $0.37
                              3 - $0.50-$0.55          5,750,000         4.2        $0.54       2,703,750         $0.54
                              4 - $0.61-$0.99            200,000         3.8        $0.80         200,000         $0.80
                              ------------------------------------------------------------------------------------------
                                     Total            11,250,000         2.6        $0.41       8,203,750         $0.54
                              ==========================================================================================


15.   COMPREHENSIVE           Comprehensive income, as defined in SFAS No. 130,
      INCOME(LOSS):           "Reporting Comprehensive Income", includes all
                              changes in equity during a period from nonowner sources. An example of items included in comprehensive income that are excluded from net income are unrealized gains or losses on marketable equity securities. For the years ended
                              December 31, 1998, and 1997, changes in
                              accumulated other comprehensive income (loss) were ($38,000) and $3,942,965, respectively and relates to unrealized gains or losses on marketable equity securities.

16.   GOING CONCERN           The accompanying consolidated financial statements
      MATTERS:                have been prepared assuming that the Company will
                              continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The
                              Company has incurred substantial recurring losses from operations, has a net capital deficiency in the amount of $20,351,879 and has a working capital deficiency of $14,677,342 that raise substantial doubt about its ability to continue as a going concern. In addition, the Company had negative cash flow from operations in the years ended December 31, 1998, 1997 and 1996.

                              Significant short-term obligations exist including the payment of a settlement with Wiltel in the amount of $1,256,622 payable by June 30, 1999 (See
                              Note 13); an agreement with IDT which requires a payment of $500,000 by May 31, 1999 (See Note
                              (6c)) and normal cash flows from operations.
                              Without the Company's ability to extend the pay-out terms of the aforementioned liabilities or obtain additional long-term financing, as well as increasing revenue and/or decreasing expenses, the

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                              Company will be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of assets or the classification of liabilities should the Company be unable to continue as a going concern.

                              The Company is negotiating with several potential investors to raise additional funds through private placement of debt and/or equity. The Company believes that these plans, if successfully implemented, will enable it to continue as a going concern. However, there can be no assurance that the Company will be successful in either generating positive operating income or raising additional funds in the immediate future in amounts sufficient to allow it to continue as a going concern.


17.   SUBSEQUENT              During March 1999, the Company authorized the
      EVENTS:                 issuance of Series B and Series D Convertible
                              Preferred Stock totaling 2,500,000 shares of convertible preferred stock. The Series B
                              Convertible Preferred Stock has a stated par value of $.001 per share and is convertible into 20,000,000 shares of the Company's common stock.
                              The Series D Convertible Preferred Stock has a stated par value of $.001 per share and is convertible into 11,905,000 shares of the Company's common stock.

                              During early 1999, the Company formed a 100% - owned subsidiary, PICK Online.Com, Inc. to provide audio and video broadcasting from radio and television stations to be sent over the Internet. This company is in its development stage and management anticipates operations to commence during 1999.

                              On March 3, 1999, the Board of Directors granted each of the four independent directors three year options to purchase 500,000 shares of common stock at $0.51 per share. These options shall be fully vested on March 3, 2000.

                              The Company intends to increase its authorized shares of common stock from 100,000,000 to 400,000,000.

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


18.  ALLOWANCE FOR            Information relating to the allowance for doubtful
     DOUBTFUL                 accounts is as follows at December 31,:
     ACCOUNTS:


                                                     Balance at
                                                      Beginning        Charged to                         Balance at
                                                       of Year           Expense         Deductions       End of Year
                              ----------------------------------------------------------------------------------------

                              1996                   $  42,650            $219,746        $  98,233           $164,163
                              ========================================================================================
                              1997                    $164,163            $253,270        $  90,936           $326,497
                              ========================================================================================
                              1998                    $326,497            $125,740         $100,399           $351,838
                              ========================================================================================

                                     PART IV

Item 14: Exhibits, Financial Statement Schedules and Reports of Form 8-K.

(a) 1.  Financial Statements                                                Page
----------------------------                                                ----

Reports of Certified Public Accountants                                      F-1

Consolidated Balance Sheets at December 31, 1998 and 1997                    F-3

Consolidated Statements of Operations for the Years Ended
         December 31, 1998, 1997 and 1996                                    F-4

Consolidated Statement of Stockholders' Equity for the Years Ended
         December 31, 1998, 1997 and 1996                                    F-5

Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1998, 1997 and 1996                                    F-6

Notes to Consolidated Financial Statements                                   F-8

(a) 3. Exhibits
---------------

3.1   Amended Articles of Incorporation (1)
3.2.  By-Laws(2)
4.1 Form of Warrant Agreement between Registrant and certain holders of warrants (3)
4.2 Form of Note issued by the Registrant to the Noteholders in the July Bridge Loan
4.3 Form of Note issued by the Registrant to the Noteholders in the July Bridge Loan, as amended
4.4 Form of Warrant issued by the Registrant to the Noteholders in the July Bridge Loan
4.5 Form of Warrant issued by the Registrant to the Noteholders in the July Bridge Loan as amended
10.1 Distributor Agreement, dated February 11, 1988, between the Registrant and Blackstone Calling Card. Inc. (the "Blackstone Agreement") (3)
10.2  Amendment dated April 13, 1998 to the Blackstone Agreement (3)
10.3  Amendment dated April 27, 1998 to the Blackstone Agreement (3)
10.4 Reciprocal Telecommunications Agreement, dated December 4, 1997, between Pick Net, Inc, and Gulfsat Communications Company (the "Gulfsat Agreement") (3)
10.5  Amendment, dated March 7, 1998, to the Gulfsat Agreement (3)
10.6 Promissory Note, dated April 2, 1998, between the Registrant and Wolfson Equities (3)
10.7 Letter Agreement, dated April 2, 1998, between the Registrant and Wolfson Equities (3)
10.8 Reciprocal Telecommunications Agreement, dated November 11, 1996 between Pick Net, Inc. and IDT Corporation (the "IDT Agreement") (3)
10.9  Amendment, dated November 11, 1996, to the IDT Agreement (3)
10.10 Promissory Note, dated February 12, 1998 between Pick Net, Inc. and IDT Corporation (3)
10.11 Form of Lease Agreement between Telecommunications Finance Group and PICK Communications, Corp. (3)
10.12 Employment Agreement, dated September 28, 1998 between Diego Leiva and the Registrant.
21.1  Subsidiaries of the Registrant (1)
27.1  Financial Data Schedule

-------------------
(1) Incorporated herein by reference from Exhibits to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.
(2)   Incorporated herein by reference from Exhibits to Registrant's Form 10.
(3) Incorporated herein by reference from Exhibits to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

(b) Reports on Form 8-K

         The Company filed a Current Report on Form 8-K on September 16, 1998 reporting an event under Item 4.

                                   SIGNATURES

Pursuant to the requirements of Section l3 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                        PICK COMMUNICATIONS CORP.


Dated: April April 29, 1999              By    /s/ Diego Leiva
                                            -----------------------------------
                                            Diego Leiva, President and
                                            Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates stated:

Signature               Title                                     Date

/s/ Diego Leiva
-----------------------
Diego Leiva               President and Chairman of the Board     April 29, 1999

/s/ Thomas M. Malone      Chief Executive Officer (Principal      April 29, 1999
-----------------------   Executive Officer) and Director
Thomas M. Malone

/s/ James H. Season       Vice President and Chief Financial      April 29, 1999
-----------------------   Officer (Principal Financial Officer)
James H. Season

/s/ Robert R. Sams
----------------------    Director                                April 29, 1999
Robert R. Sams

/s/ Ricardo Maranon
----------------------    Director                                April 29, 1999
Ricardo Maranon

/s/ John Tydeman
----------------------    Director                                April 29, 1999
John Tydeman

/s/ Alberto M. Delgado
----------------------    Director                                April 29, 1999
Alberto M. Delgado