Form 10-K/A
period 1998-12-31
PICK COMMUNICATIONS CORP
filed 1999-05-11
CIK 1006282

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

Explanatory Note: This amendment is being filed to include Exhibits 23.1 and
23.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1998.

                                     PART IV

Item 14: Exhibits, Financial Statement Schedules and Reports of Form 8-K.

(a) 1.  Financial Statements                                              Page
------  --------------------                                              ----

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

Consolidated Statements of Operations for the Years Ended
         December 31, 1998, 1997 and 1996                                 F-4

Consolidated Statement of Stockholders' Equity for the Years Ended
         December 31, 1998, 1997 and 1996                                 F-5

Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1998, 1997 and 1996                                 F-6

Notes to Consolidated Financial Statements                                F-8

(a) 3. Exhibits
---------------

3.1      Amended Articles of Incorporation (1)
3.2.     By-Laws(2)
4.1 Form of Warrant Agreement between Registrant and certain holders of warrants(3)
4.2 Form of Note issued by the Registrant to the Noteholders in the July Bridge Loan
4.3 Form of Note issued by the Registrant to the Noteholders in the July Bridge Loan, as amended
4.4 Form of Warrant issued by the Registrant to the Noteholders in the July Bridge Loan
4.5 Form of Warrant issued by the Registrant to the Noteholders in the July Bridge Loan as amended 10.1 Distributor Agreement, dated February 11, 1988, between the Registrant and Blackstone Calling Card. Inc. (the "Blackstone Agreement") (3)
10.2     Amendment dated April 13, 1998 to the Blackstone Agreement (3)
10.3     Amendment dated April 27, 1998 to the Blackstone Agreement (3)
10.4 Reciprocal Telecommunications Agreement, dated December 4, 1997, between Pick Net, Inc, and Gulfsat Communications Company (the
         "Gulfsat Agreement") (3)
10.5     Amendment, dated March 7, 1998, to the Gulfsat Agreement (3)
10.6 Promissory Note, dated April 2, 1998, between the Registrant and Wolfson Equities (3)
10.7 Letter Agreement, dated April 2, 1998, between the Registrant and Wolfson Equities (3)
10.8 Reciprocal Telecommunications Agreement, dated November 11, 1996 between Pick Net, Inc. and IDT Corporation (the "IDT Agreement") (3)
10.9     Amendment, dated November 11, 1996, to the IDT Agreement (3)
10.10 Promissory Note, dated February 12, 1998 between Pick Net, Inc. and IDT Corporation (3)
10.11 Form of Lease Agreement between Telecommunications Finance Group and PICK Communications, Corp. (3)
10.12 Employment Agreement, dated September 28, 1998 between Diego Leiva and the Registrant.
21.1     Subsidiaries of the Registrant (1)
23.1     Consent of Durland & Company, CPAs, P.A.*
23.2     Consent of Goldstein Golub Kessler LLP*
27.1     Financial Data Schedule

------------------------
*Filed with this Amendment.

-------------------------
(1) Incorporated herein by reference from Exhibits to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.
(2)      Incorporated herein by reference from Exhibits to Registrant's Form 10.
(3) Incorporated herein by reference from Exhibits to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

(b) Reports on Form 8-K
-----------------------

         The Company filed a Current Report on Form 8-K on September 16, 1998 reporting an event under Item 4.

                                   SIGNATURES

Pursuant to the requirements of Section l3 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                          PICK COMMUNICATIONS CORP.


Dated: May 11, 1999                       By  /s/ Diego Leiva
                                              -----------------------------
                                              Diego Leiva,
                                              Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates stated:

Signature                Title                                    Date

/s/ Diego Leiva          Chairman of the Board and Director       May 11, 1999
----------------------
Diego Leiva

/s/ Thomas M. Malone     Chief Executive Officer (Principal       May 11, 1999
----------------------   Executive Officer)
Thomas M. Malone

/s/ James H. Season      Vice President and Chief Financial       May 11, 1999
----------------------   Officer (Principal Financial Officer)
James H. Season

/s/ Robert R. Sams       Director
----------------------                                            May 11, 1999
Robert R. Sams

/s/ Ricardo Maranon      Director                                 May 11, 1999
----------------------
Ricardo Maranon

                         Director                                 May 11, 1999
----------------------
John Tydeman

/s/ Alberto M. Delgado   Director                                 May 11, 1999
----------------------
Alberto M. Delgado