Form 10-Q
period 1999-03-31
PICK COMMUNICATIONS CORP
filed 1999-07-02
CIK 1006282

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      Quarterly Report under Section 13 or 15(d) of the Securities Exchange

Act of 1934. For the quarterly period ended    March 31, 1999
                                             -----------------
                                       OR

[ ]      Transition Report under Section 13 or 15(d) of the Securities Exchange

Act of 1934. For the transition period from ______________ to_________________

Commission file number      0-27604
                       ---------------

                            PICK COMMUNICATIONS CORP.
                -------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

               Nevada                                         75-2107261
   ---------------------------------                      -------------------
   (State or Other Jurisdiction                            (I.R.S. Employer
   of Incorporation or Organization)                      Identification No.)

         155 Route 46 West, Wayne Interchange Plaza II, Wayne, NJ 07470
         --------------------------------------------------------------
               (Address of Principal Executive Offices)(Zip Code)

                                 (973) 812-7425
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                                 Not Applicable
         ---------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

       Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes X No

       As of June 30, 1999, the Registrant had 44,162,792 shares of Common Stock, $.001 par value, outstanding.

                            PICK Communications Corp.

This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding expected future revenues and expenses. Forward-looking statements relate to plans and expectations of the Company and are subject to risks and uncertainties, including the Company's immediate need for additional funding, the repayment of substantial short-term indebtedness, significant and continuing losses, dependence on a limited number of customers, dependence on and obligations to third-party carriers, dependence on the Internet, the timely development and acceptance of new products in a constantly evolving telecommunications industry, the impact of competitive products and pricing, government regulations and other risks detailed from time to time in the Company's SEC reports.

                               Index to Form 10-Q
         Page Number
PART I            Financial Information

Item 1.           Financial Statements
                  Consolidated Balance Sheets as at March 31, 1999 and
                    December 31, 1998
                  Consolidated Statements of Operations for the three
                    months ended March 31, 1999 and 1998
                  Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998
                  Notes to Consolidated Financial Statements

Item 2.           Management's Discussion and Analysis of Financial
                     Condition and Results of Operations

Part II.          Other Information

Item 1.           Legal Proceedings
Item 2.           Changes in Securities
Item 6.           Exhibits and Reports on Form 8-K

Signatures

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                                      CONSOLIDATED BALANCE SHEET

----------------------------------------------------------------------------------------------------------------------

                                                                                         March 31,         December 31,
                                                                                             1999                 1998
----------------------------------------------------------------------------------------------------------------------
                                                                                      (unaudited)
ASSETS
Current Assets:
  Cash                                                                            $        42,493        $     248,551
  Accounts receivable, less allowance for doubtful accounts of
   $387,366 and $351,838, respectively                                                    723,142              740,886
  Prepaid expenses and other current assets                                               452,056              575,022
  Deferred interest                                                                       175,617               -
----------------------------------------------------------------------------------------------------------------------
      Total current assets                                                              1,393,308            1,564,459
----------------------------------------------------------------------------------------------------------------------
Property and Equipment - at cost, net of accumulated depreciation
 and amortization of $536,972 and $428,199, respectively                                5,353,780            5,048,551
----------------------------------------------------------------------------------------------------------------------
Other Assets:
  Security deposits                                                                       198,146              178,146
  Investment in marketable equity securities                                               -                    -
  Deferred interest, less current portion                                                 542,520               -
  Deferred income tax asset, net of valuation allowance of $11,000,000                     -                    -
----------------------------------------------------------------------------------------------------------------------
      Total other assets                                                                  740,666              178,146
----------------------------------------------------------------------------------------------------------------------
      Total Assets                                                                  $   7,487,754        $   6,791,156
======================================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
  Current portion of debt                                                           $   2,020,000        $   2,127,500
  Current portion of capital leases                                                       206,768              271,676
  Accounts payable and accrued expenses                                                11,412,187            7,690,978
  Deferred revenue - prepaid calling cards                                              1,402,399            2,183,806
  Other current liabilities                                                             3,157,841            3,967,841
----------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                        18,199,195           16,241,801
Capital Leases, less current portion                                                    1,042,716            1,042,716
Debt, less current portion                                                              9,880,000            9,772,500
----------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                29,121,911           27,057,017
----------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies Minority Interest in Consolidated Subsidiary                 86,018               86,018
----------------------------------------------------------------------------------------------------------------------
Stockholders' Deficiency:
  Preferred stock - $.001 par value; authorized 10,000,000 shares at March 31,
   1999; 2,000,000 shares designated as Series B Convertible Preferred Stock, aggregate liquidation value - $1,050,000, issued and
   outstanding 1,050,000 shares                                                         1,050,000               -
  Common stock - $.001 par value; authorized 400,000,000 and
   100,000,000 shares, respectively; issued and outstanding 42,062,475
   and 38,201,881 shares, respectively                                                     42,062               38,202
  Additional paid-in capital                                                            8,693,875            4,008,029
  Options and warrants                                                                  2,470,679            2,687,461
  Stock subscription                                                                       (5,000)              -
  Treasury stock, at cost, 35,500 shares                                                  (11,978)             (11,978)
  Accumulated deficit                                                                 (33,959,813)         (27,073,593)
----------------------------------------------------------------------------------------------------------------------
      Stockholders' deficiency                                                        (21,720,175)         (20,351,879)
----------------------------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Deficiency                                $   7,487,754        $   6,791,156
======================================================================================================================

                                       -3-

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES


                                            CONSOLIDATED STATEMENT OF OPERATIONS

                                                                     (Unaudited)

----------------------------------------------------------------------------------------------------------------------

Three-month period ended March 31,                                                           1999                 1998
----------------------------------------------------------------------------------------------------------------------
Sales of long-distance services                                                      $  1,212,997        $     328,732
Sales of prepaid calling cards                                                          2,782,571              177,759
----------------------------------------------------------------------------------------------------------------------
Net sales                                                                               3,995,568              506,491
----------------------------------------------------------------------------------------------------------------------

Costs and expenses:
  Cost of sales:
    Cost of telephone time purchased                                                    4,321,626              539,446
    Other                                                                                 891,698              288,572
----------------------------------------------------------------------------------------------------------------------
Total cost of sales                                                                     5,213,324              828,018

  Selling, general and administrative                                                   1,322,785              515,064
  Depreciation and amortization                                                           108,771               58,026
  Bad debt expense                                                                         35,528                2,072
----------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                                                6,680,408            1,403,180
----------------------------------------------------------------------------------------------------------------------

Loss before interest expense                                                           (2,684,840)            (896,689)

Interest expense                                                                          631,404              113,534
----------------------------------------------------------------------------------------------------------------------

Loss before minority interest in subsidiary loss                                       (3,316,244)          (1,010,223)

Minority interest in subsidiary loss                                                        -                      457
----------------------------------------------------------------------------------------------------------------------
Net loss                                                                               (3,316,244)        $ (1,009,766)
======================================================================================================================

Beneficial conversion feature of preferred stock                                       (3,570,000)               -
----------------------------------------------------------------------------------------------------------------------
Net loss applicable to common stock                                                  $ (6,886,244)               -
======================================================================================================================

Net loss per common share - basic                                                    $       (.17)        $       (.03)
======================================================================================================================

Weighted-average shares outstanding - basic                                            41,610,229           36,274,517
======================================================================================================================

                                       -4-

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                     (Unaudited)

----------------------------------------------------------------------------------------------------------------------

                                                                                      Three-month          Three-month
                                                                                     period ended         period ended
                                                                                         March 31,            March 31,
                                                                                             1999                 1998
----------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net loss                                                                            $(3,316,244)         $(1,009,766)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Stock, options and warrants issued for compensation or services                       232,761              119,589
    Amortization of debt discounts and placement expenses                                  32,026                -
    Depreciation and amortization                                                         108,773               58,026
    Minority interest in subsidiary loss                                                    -                     (457)
    Bad debt expense                                                                       35,528                2,072
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                                          (17,784)             181,537
      Decrease in other operating assets                                                  102,990               13,947
      Increase (decrease) in accounts payable and accrued expenses                      3,721,209              (70,021)
      Decrease in deferred revenue                                                       (781,407)            (115,036)
      (Decrease) increase in other current liabilities                                   (810,000)             386,631
----------------------------------------------------------------------------------------------------------------------
          Net cash used in operating activities                                          (692,148)            (433,478)
----------------------------------------------------------------------------------------------------------------------
Cash flows used in investing activity - purchase of property and equipment               (414,002)              (4,137)
----------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Preferred stock issued for cash,
    net of issuance cost of $85,000                                                       965,000                -
  Principal paid on capital leases                                                        (64,908)             (38,189)
  Proceeds from third-party debt                                                            -                  500,000
  Payments on third-party debt                                                              -                  (25,000)

-----------------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                                       900,092              436,811
----------------------------------------------------------------------------------------------------------------------

Net decrease in cash                                                                     (206,058)                (804)

Cash at beginning of period                                                               248,551               44,400
======================================================================================================================
Cash at end of period                                                               $      42,493        $      43,596
======================================================================================================================

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                          $      67,824        $      55,372
======================================================================================================================

Supplemental schedule of noncash investing and financing activities:
  Deferred interest from issuance of stock and options                               $    750,163                -
======================================================================================================================
  Assets acquired under capital leases                                                      -            $     129,598
======================================================================================================================

                                       -5-

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     (Unaudited)

1.       Principal Business Activity and Summary of Significant Accounting
         Policies:

         PICK Communications Corp. and Subsidiaries acts as a wholesaler of long-distance telephone services and sells prepaid telephone calling cards through distributors. Also, the Company intends to provide satellite-based Internet access and interactive multimedia services to end user service providers. In March 1999, the Company formed a new subsidiary, PICK Online.Com Inc., a media content aggregator using a satellite-based multicast delivery system for Internet Service Providers and Broadband Networks. The Company is headquartered in Wayne, New Jersey and also leases facilities and telephone switching equipment in Jersey City, New Jersey and Miami, Florida.

         The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, PICK US Inc. f/k/a PICK Inc. ("PICK US"), PICK Net Inc. ("PICK Net"), PICK Net UK PLC, PICK Sat Inc. ("PICK Sat"), PICK Online.Com Inc. ("POL") and P.C.T. Prepaid Telephone Inc. ("PCT"), a majority-owned subsidiary (collectively the "Company"). All significant intercompany balances and transactions have been eliminated.

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

         Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is not presented because the inclusion of common share equivalents would be anti-dilutive.

         The Company does not believe that any recently issued but not yet effective accounting standards will have a material effect on the Company's consolidated financial position, results of operation or cash flows.

         In the three months ended March 31, 1999, approximately 62% and 23% of revenues were from two customers; in the three months ended March 31, 1998, approximately 50% and 20% of revenues were from two customers. The Company performs periodic credit

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     (Unaudited)


         evaluations of its customers, and may, under certain circumstances, require deposits or prepayments where deemed appropriate.

         Two customers comprised approximately 23% and 16% of gross accounts receivable, respectively, at March 31, 1999. Two customers comprised approximately 65% and 11% of gross accounts receivable, respectively, at December 31, 1998. The Company also purchases telecommunications services from many of its customers. Frequently, accounts receivable are settled by set-offs against liabilities with the same party.

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


(2)      Prepaid Expenses and Other Current Assets:

         Prepaid expenses and other current assets consist of the following:

                                                          March 31,              December 31,
                                                            1999                     1998
                                                            ----                     ----

             Computer equipment for resale                $ 97,409                 $100,624
             Prepaid expenses                              191,432                   99,722
             Advances and other current assets             132,195                  225,020
             Deposits                                       31,020                  149,656
                                                          --------                 --------
                                                          $452,056                 $575,022
                                                          ========                 ========

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     (Unaudited)

(3)      Property and Equipment:

         Property and equipment, at cost, consist of the following:

                                                                 March 31,        December 31,       Estimated
                                                                   1999               1998          Useful Life
                                                                   ----               ----          -----------
         Property,  equipment and software                       $1,403,387        $1,186,464      3 and 5 years
         Telephone switching equipment                            1,649,340         1,532,059            5 years
         Asset development/installation in process                2,838,025         2,758,227
                                                                 ----------        ----------
                                                                  5,890,752         5,476,750
         Less accumulated depreciation
           and amortization                                         536,972           428,199
                                                                 ----------        ----------
                                                                 $5,353,780        $5,048,551
                                                                 ==========        ==========

         Telephone switching equipment was acquired under capital leases costing $1,175,627 and $1,252,271 at March 31, 1999 and December 31, 1998,
         respectively, net of accumulated depreciation of approximately $356,000 and $280,000 at March 31, 1999 and December 31, 1998, respectively.

         Asset development/installation in process consists of (i) hardware and software costs related to the Company's high-speed Internet business, which is under development, and (ii) costs of telecommunication equipment being installed.

         Depreciation will commence when the development and/or installation is complete and the assets are fully operational.

(4)      Investment in Marketable Equity Securities:

         In 1996, the Company acquired 4,700,000 restricted shares of the common stock of Ultimistics, Inc. ("Ultimistics"). During the first quarter of 1997, the Company, in four separate transactions, disposed of all of its shares of Ultimistics, along with $420,000 of prepaid advertising, in return for (i) 1,000,000 shares of the Company's common stock, (ii) 10,000,000 shares of PCT, and (iii) 380,000 restricted shares of the common stock of Fairbanks, Inc. (which subsequently changed its name to Jet Vacations, Inc. and then Precom Tech Inc. The Company recorded losses of $9,399,079 on these transactions. During 1998, the balance of $133,000 was written off.

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     (Unaudited)

(5)      Debt:

         Debt consists of the following:

                                                                      March 31,               December 31,
                                                                        1999                      1998
                                                                        ----                      ----

                  Loan from customer/supplier               (a)      $ 2,000,000               $ 2,000,000
                  Private placement debt                    (b)        9,900,000                 9,900,000
                                                                     -----------               -----------
                                                                      11,900,000                11,900,000
                  Less current portion of debt                         2,020,000                 2,127,500
                                                                     -----------               -----------

                  Debt, less current portion                         $ 9,880,000               $ 9,772,500
                                                                     ===========               ===========

         (a) In February 1998, the Company amended its existing telecommunications agreement with IDT Corporation ("IDT"), one of its long distance vendors/customers. Under the terms of the amendment, the Company agreed to sell IDT up to 10,000,000 minutes per month of long distance traffic, through June 9, 1999, at favorable rates and IDT agreed to lend the Company $2,000,000. Of this amount, $500,000 was funded when the transaction was signed, $1,000,000 was funded in April 1998 and the remaining $500,000 was advanced in June 1998. Concurrently, the Company has issued 100,000 warrants with an exercise price of $0.24 per share, 200,000 warrants with an exercise price of $1.00 per share and 100,000 warrants with an exercise price of $0.56 per share. The warrants are exercisable for a period of one year from the respective dates of grant. Management estimates the value of these warrants reflected in the interest expense for the three months ended March 31, 1998 at $6,158. The loan bears interest at 9% per annum and matured on February 9, 1999. The Company is currently negotiating with IDT to extend the terms of repayment.

         (b) Between July 29, 1998 and September 8, 1998, the Company, through Commonwealth Associates ("Commonwealth") placed $9,900,000 (face amount) of 10%, 120-day Senior Secured Notes (the "Original Notes") and 9,900,000 warrants to purchase shares of the Company's common stock at $0.50 per share for five years (the "Placement"). The Notes are secured by all the assets of PICK Communications Corp. The Company allocated $8,587,066 of the gross sales proceeds to the debt and $1,312,934 to the warrants. The $1,312,934 discount was amortized as interest expense over the original 120-day life of the Notes. In November and December 1998, the Company exercised its rights to extend the maturity date of the Notes for 60 days. Under the terms of the Notes, the interest rate of the Notes was increased to 18% per annum, retroactive to the issuance of the Notes. In January, February and March 1999, the holders of the Notes agreed to extend the maturity of the Notes until April 27, 1999. In return for the extensions, the Company agreed to issue 500,119 shares of its common stock (valued at $265,063) and warrants (valued at $485,100) to purchase 2,475,000 shares of the Company's common stock for five years at $0.50 per share to the holders of the Notes. On April 27,1999, the holders of the Original Notes, who control in excess of 99% of the principal which was due on April 27, 1999, consented to restructure their Original Notes (the "Restructured Notes") and

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     (Unaudited)

                  extend the maturity date until April 27, 2002. Under the terms of the restructuring, the New Notes are convertible to shares of Common Stock at $1.00 or less per share, as defined in the terms of restructuring. The notes automatically convert to common stock if the closing bid price exceeds $1.50 per share, as defined. Interest expense is deferred and amortized over the restructured term of the note.

         For the Placement of the Original Notes, the Company paid Commonwealth and Liberty Capital (the Company's co-financial advisor) $1,099,000 in cash, issued 1,394,368 shares of common stock (valued $865,799) and warrants to purchase 2,509,859 shares of common stock at $0.50 per share for five years (valued at $383,002). The costs related to the Placement were being deferred and amortized as debt placement expenses over the term of the debt. At December 31, 1998, all debt placement expenses were amortized and included in the consolidated statement of operations.

         In consideration for executing the restructuring, the 9,880,000 warrant previously issued to consenting note holders will be exchanged for common stock at no cost to the note holder. Additionally, the Company will issue to the consenting noteholders 9,880,000 shares of stock.

         In consideration of the restructuring of the notes, the Company issued to Commonwealth 2,000,000 shares of common stock plus warrants to purchase 500,000 of the Company's common stock at $1.375 per share. Additionally, warrants previously issued to Commonwealth will be exercisable at $.10 per share. The costs related to the restructuring will be deferred and amortized as debt placement expenses over the restructured term of the note.


(6)      Accounts Payable and Accrued Expenses:

         Accounts payable and accrued expenses consist of the following:

                                                                          March 31,                December 31,
                                                                            1999                       1998
                                                                            ----                       ----
                  Accounts payable - operating                           $ 8,703,100                $5,530,511
                  Accrued expenses - operating                             1,059,087                   510,467
                  Accrued expenses - for equipment                         1,650,000                 1,650,000
                                                                         -----------                ----------
                                                                         $11,412,187                $7,690,978
                                                                         ===========                ==========

         Accounts payable at March 31, 1999 and at December 31, 1998 include $1,120,544 payable to WorldCom Network Services, Inc., which was payable in monthly installments of between $350,000 and $385,544, plus interest at 18% per annum, through December 1998. The Company is in the process of renegotiating payment terms (see Note 12).

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     (Unaudited)

(7)      Other Current Liabilities:

         Other current liabilities consist of the following:

                                                                           March 31,               December 31,
                                                                             1999                     1998
                                                                             ----                     ----
                  Reserve for contingent liability                        $1,100,000               $1,100,000
                  Advance from customer                                    1,000,000                1,000,000
                  Accrued loss on deferred revenue -
                     prepaid calling cards                                   770,000                1,580,000
                  Customer deposits                                          287,841                  287,841
                                                                          ----------               ----------
                                                                          $3,157,841               $3,967,841
                                                                          ==========               ==========

(8)      Capital Lease Obligations:

         The Company leases telephone switching equipment under capital leases which expire during 2002. The leases require monthly payments of principal and interest imputed at 12% per annum.

         Future minimum lease payments under capital leases are as follows:

                  For the Three Months Ended March 31, 1999                                     $  311,087

                  Year ending December 31,  2000                                                   414,783
                                            2001                                                   414,783
                                            2002                                                   414,783
                                                                                                ----------
                                                                                                 1,555,436
                  Less amount representing interest                                                305,952
                                                                                                ----------
                                                                                                 1,249,484
                  Less current portion                                                             206,768
                                                                                                ----------
                        Capital leases, less current portion                                    $1,042,716
                                                                                                ==========

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     (Unaudited)

(9)      Commitments:

         The Company leases facilities under non-cancellable operating leases expiring from July 2000 through October 2003. The future minimum payments due under such leases are as follows:

                                                                                               Operating
                                                                                                 Leases
                                                                                                 ------
                  For the Three Months Ended March 31, 1999                                   $  361,862

                  December 31,  2000                                                             400,744
                                2001                                                             251,425
                                2002                                                             169,769
                                2003                                                             144,994
                                                                                              ----------
                  Total payments                                                              $1,328,794
                                                                                              ==========

         Rental expense under operating leases was $88,750 and $81,890 for the three months ended March 31, 1999 and 1998, respectively. The Company has the right to renew its operating leases for terms of between three and five years.

         At March 31, 1999, the Company had outstanding commitments for the purchase of telecommunications and computer equipment and for the license of computer software of approximately $690,000.

         In September 1998, the Company entered into an employment agreement with a key executive. This agreement commenced January 1, 1999. The agreement provides for annual base salaries of $300,000, $350,000, $400,000, $450,000 and $500,000 for the next five years. The agreement provides for additional compensation, as defined in the agreement. In April of 1999, the Agreement was amended to provide the key executive continue solely as chairman of the Board.


(10)      Income Taxes:

         The Company's deferred tax assets at March 31, 1999 consist of the following:

                  Federal                                  $  9,300,000
                  State                                       1,700,000
                                                           ------------
                                                             11,000,000
         Less valuation allowance                           (11,000,000)
                                                           ------------
         Net deferred tax assets                           $     -0-
                                                           ============

         The deferred tax assets are comprised of the tax benefit of net operating loss carryforwards and capital loss carryforwards of approximately $20,000,000 and $8,300,000, respectively, at March 31, 1999. These losses are available to offset future taxable income through the years 2018 and 2003, respectively.

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     (Unaudited)

(11)     Contract with Blackstone Calling Card, Inc.:

         In February, 1998, the Company entered into a two-year agreement with Blackstone Calling Card, Inc ("Blackstone" and the "Blackstone Agreement, as amended,"). After a six month phase-in period commencing April 27, 1998, Blackstone would purchase prepaid calling cards with a minimum retail value of $5,000,000 per month from the Company, which was expected to result in net revenues of approximately $3,000,000 per month to the Company. The Blackstone Agreement is subject to termination by either party without cause at the end of any year upon 60 days' prior notice, or by Blackstone if the Company fails to maintain overall network quality. The parties are seeking a termination of the Blackstone Agreement.

         Other current liabilities include a provision of $770,000 and $1,580,000 for anticipated losses from providing future services on prepaid telephone calling cards sold prior to March 31, 1999 and December 31, 1998, respectively.

(12)     Litigation and Reserve for Contingent Liability:

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

         During March 1999, Worldcom Network Services, Inc., d/b/a Wiltel, commenced a lawsuit against the Company in the United States District Court, Southern District of New York,

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     (Unaudited)

         demanding a judgment in the amount of $1,256,622 and interest at 18% per annum plus costs and expenses. The plaintiff alleges that the Company failed to pay for telecommunications services provided. On April 15, 1999, the Company and Worldcom agreed to a Settlement Agreement. Under the terms of the Settlement Agreement, the Company agreed to pay Worldcom $1,256,622 by June 30, 1999, in exchange for a full and complete settlement of Worldcom's lawsuit against the Company. The Company is entitled to deduct $580 per day interest charge for each day in advance of June 30, 1999 on which the Company makes payment to Worldcom. The Company is seeking an extension of time to make payment to Worldcom. Accounts payable and accrued expenses include a liability of $1,187,813 and $1,137,352 for this settlement at March 31, 1999 and December 31, 1998, respectively.


(13)     Going Concern Matters:

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred substantial recurring losses from operations, has a net capital deficiency in the amount of $21,720,175 and has a working capital deficiency of $16,805,887 at March 31, 1999, that raise substantial doubt about its ability to continue as a going concern. In addition, the Company had negative cash flow from operations in the three months ended March 31, 1999 and the years ended December 31, 1998, 1997 and 1996.

         Significant short-term obligations exist including the payment of a settlement with Wiltel in the amount of $1,256,622 payable by June 30, 1999 (See Note 12); The Company is under negotiation with IDT to extend their $2,000,000 loan. (See Note 5(a)) and normal cash flows from operations. Without the Company's ability to extend the pay-out terms of the aforementioned liabilities or obtain additional long-term financing, as well as increasing revenues and/or decreasing expenses, the Company will be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of assets or the classifications of liabilities should the Company be unable to continue as a going concern.

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

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     (Unaudited)

(14)     Other Matters and Subsequent Events:

         In March 1999, the Board of Directors authorized the issuance of 2,000,000 shares of Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock has a stated par value of $.001 per share and is convertible into 20,000,000 shares of the Company's common stock at the rate of $.10 per share. As of March 31, 1999, the Company had sold an aggregate of 1,050,000 shares of Series B Convertible Preferred Stock for $1,050,000. Subsequent to March 31, 1999, the Company sold an additional 821,000 shares of Series B Convertible Preferred Stock for $821,000.

         In April 1999, the Board of Directors authorized the issuance of 500,000 shares of Series D Convertible Preferred Stock. The Series D Convertible Preferred Stock has a stated par value of $.001 per share and is convertible into 11,905,000 shares of the Company's common stock, at the rate of $.42 per share. As of June 23, 1999, the Company had sold an aggregate of 466,000 shares of Series D Convertible Preferred Stock for $4,660,000, prior to the payment of $324,500 of sales commissions. In addition, the Company issued an aggregate of 632,000 Common Stock Purchase Warrants in connection with the sale of Series D Convertible Preferred Stock. Each Warrant is exercisable at $.63 per share of Common Stock for a two-year period.

         On March 3, 1999, the Board of Directors granted each of the then four independent directors 3-year options to purchase 500,000 shares of common stock at $.51 per share. Those options shall be fully vested on March 3, 2000.

         On February 26, 1999, the Board of Directors of the Company authorized an increase of the Company's authorized shares of common stock from 100,000,000 to 400,000,000 shares which was effective on April 13, 1999.

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     (Unaudited)

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations:

The following should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Report.

Material Changes in Results of Operations

The Company generates revenues from the sale of telecommunication services. This includes international long distance service to carriers and resellers, and revenues derived from prepaid telephone calling cards to distributors for resale to retail outlets. In 1999, the Company, through its wholly owned subsidiary PICK Sat, Inc. ("PICK Sat") commenced development of a system to multicast the delivery of Internet Protocol multi-media content via satellite. Also in 1999, the Company formed PICK Online.Com Inc. to provide broadband Internet content to users, including radio streaming using the PICK Sat platform (www.pickradio.com). PICK Sat and PICK Online.Com are in the development stage and have not generated any revenues to date.

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

Three Months Ended March 31, 1999 Compared with March 31, 1998

Revenues:

Total revenues amounted to approximately $3,996,000 for the three months ended March 31, 1999, compared to approximately $506,000 for the three months ended March 31, 1998, an increase of $3,490,000. The Company significantly curtailed its operations during the first half of 1998, while it installed and tested two, leased Siemens Digital Central Office Switches. These switches replaced switching services previously purchased from third party vendors. Consequently, the Company decided to curtail its marketing efforts for the sale of international long distance services until it completed this installation and until it had the capability to deliver traffic through Gulfsat. Therefore, for the three months ended March 31, 1999, the Company generated international long distance revenue of approximately $1,213,000, compared with approximately $329,000 for the three months ended March 31, 1998. Prepaid telephone calling card revenues were approximately $2,783,000 for the three

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     (Unaudited)

months ended March 31, 1999, compared to approximately $178,000 for the three months ended March 31, 1998. This latter increase is attributable to sales to Blackstone Calling Card, Inc. ("Blackstone") under the Company's agreement with Blackstone, a major marketer and distributor of prepaid telephone calling cards.

Costs and Expenses:

The cost of telephone time purchased increased from approximately $539,000 to approximately $4,322,000. Due to Gulfsat's inability to provide countries as originally anticipated, these costs increased by a greater amount than the sales generated by the Company due primarily to the Company's inability to obtain preferential rates from the common carriers. Other cost of sales increased from approximately $289,000 to $892,000. The total increase resulted primarily from the processing costs arising from the increased prepaid telephone calling card activity sold through Blackstone and long-distance services.

Selling, general and administrative expenses were approximately $1,323,000 for the three months ended March 31, 1999, compared to $515,000 for the three months ended March 31, 1998, reflecting an increase of $808,000 or 157%. Approximately $313,000 of this increase is due to start-up and development expenses of the Company's newly formed PICK Sat subsidiary. The residual increase is primarily due to other additions to staff and the amount of debt placement expenses aggregating approximately $250,000.

Loss from Operations:

The Company's loss from operations increased from $897,000 to $2,685,000 primarily due to the increases in cost of sales and general and administrative expenses discussed above.

Other:

Interest expense increased significantly from the prior year due to the substantial increase in the amount of short-term debt placed in the current year and additional interest costs attributable to the various loan extensions.

Material Changes in Financial Condition from December 31, 1998 to March 31,
1999:

Due to the losses discussed above, the Company's working capital deficit increased from approximately $14,677,000 as of December 31, 1998, to $16,806,000 as of March 31, 1999 (an increase in the working capital deficit of $2,129,000) and the stockholders' deficiency changed from a negative $20,352,000 at December 31, 1998 to $21,720,000 at March 31, 1999 (an increase in negative net worth of $1,368,000).

Current assets decreased by $171,000 primarily due to a decrease in prepaid expenses and other current assets at March 31, 1999. Current liabilities increased by $1,957,000. This increase is

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     (Unaudited)

largely due to net increases in accounts payable and accrued expenses as a result of funding of continued losses, greater sales volume, offset, in part, by a decrease in deferred revenue for pre-paid calling cards and a decrease in other current liabilities of $1,591,000.

Approximately $18,200,000 of the liabilities of the Company mature or are subject to payment agreements calling for payment before the end of 1999. Management is in the process of negotiating with the largest trade creditors to restructure a substantial portion of this short-term debt. The Company is attempting to reach agreements to make a down payment immediately and convert the balance of the Company's obligation into long-term indebtedness and/or equity securities of the Company, but there can be no assurance that agreements will be executed.

The Company is pursuing sources of capital in order to repay short-term indebtedness and to commence operations of its new businesses. While the Company believes it will be successful in its efforts to raise sufficient capital and to restructure its operations so that it may continue as a going concern, there can be no assurance that the Company will be successful.

The Company is investigating various alternatives which include the termination, divestiture or reorganization of the operations of PICK US, Inc. and PICK Net Inc. and PICK Net UK PLC.

The Company has terminated marketing and distribution of prepaid telephone calling cards, through PICK US, Inc. We are seeking to terminate, divest or reorganize the operations of PICK Net Inc. and PICK Net UK PLC, both of which provide international long distance services to other carriers and resellers. We have signed a non-binding letter of intent to sell the assets of these three subsidiaries for nominal value and have a majority of their liabilities assumed, but there can be no assurance a definitive agreement will be reached.

Furthermore, the Company is in need of immediate financing for working capital. If the Company is able to obtain adequate funding it expects that the Company's operations on a going forward basis will be primarily through its PICK Sat subsidiary which is a developing company and has not generated any revenues to date. However, in the event that we are unable to obtain interim financing by mid-July 1999, we will be forced to cutback or suspend operations and /or seek protection under the bankruptcy laws. Although the Company is in discussions with several sources of financing, there can be no assurance we will obtain such financing, or if available, will be on commercially reasonable terms.

Material Changes in Cash Flows

Cash decreased during the three months ended March 31, 1999, by approximately $206,000. This decline is attributable to an increase in cash used in operating activities of approximately $692,000 and investing activities of $414,000. This is offset by increases in cash provided by financing activities of approximately $900,000.

Cash Flows from Operating Activities

Operating activities used approximately $692,000 in cash for the three months ended March 31, 1999, compared with a use of approximately $433,000 for the three months ended March 31, 1998. The increased loss in operations of approximately $3,316,000 resulted from the Company's sales in the prepaid calling card business under the Blackstone agreement and sales of long distance services. This loss was offset principally by an increase in accounts payable and accrued expenses.

Cash Flows from Investing Activities

The Company's capital expenditures of approximately $414,000 for the three months ended March 31, 1999 increased over the three months ended March 31, 1998 of $4,137. This increase is attributable primarily to the Company's continued development of the satellite-based Internet access, interactive multimedia structures for its PICK Sat subsidiary.

Cash Flows from Financing Activities

During the three months ended March 31, 1999, the Company had net cash provided by financing of approximately $900,000, as compared to approximately $437,000 in the three months ended March 31, 1998. The proceeds are from the issuance of preferred stock for the current period and incurring debt in the prior period .

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     (Unaudited)

Impact of Year 2000:

There have been no material changes since the Company's disclosure in its Annual Report on Form 10-K for December 31, 1998.


Part II - Other Information

Item 1 - Legal Proceedings:

During the quarter ended March 31, 1999, there were no material changes in the Company's previously reported legal proceeding in its Annual Report on Form 10-K for December 31, 1998.

Item 2 - Changes in Securities:

         There have been no material changes since the Company's disclosure in the Annual Report on Form 10-K from December 31, 1998, except as described hereafter.

         On April 14, 1999, the Company authorized the issuance of 500,000 shares of Series D Convertible Preferred Stock. The Series D Cumulative Preferred Stock has a stated par value of $.001 per share, a liquidation preference of $10.00 per share and is convertible into Common Stock at a rate of $.42 per share. As of June 28, 1999, the Company had sold $4,660,000 of Series D Convertible Preferred Stock convertible into 11,095,238 shares of Common Stock. In connection with the sale of Series D Convertible Preferred Stock, the Company has paid an aggregate of $324,500 of sales commissions and has issued an aggregate of 632,000 two-year warrants to purchase an equal number of shares of Common Stock at $.63 share.


Item 6.     Exhibits and Reports on Form 8-K

        (a) Exhibits

            27.1 Selected Financial Data.

        (b) Reports on Form 8-K.

            None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: July 2, 1999                      PICK COMMUNICATIONS CORP.


                                        By: /s/ Diego Leiva
                                             -----------------------------------
                                            Diego Leiva
                                            (Principal Executive Officer)
                                            Chairman of the Board


                                        By: /s/ Henry Ewen
                                            -----------------------------------
                                            Henry Ewen
                                            (Acting Principal Financial Officer)

                                  Exhibit Index


Exhibit                 Description
-------                 -----------

27.1              Selected Financial Data