Form 10-Q
period 1999-06-30
PICK COMMUNICATIONS CORP
filed 1999-10-06
CIK 1006282

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly  Report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934.  For the quarterly  period ended June 30, 1999
                                                           -------------

                                       OR

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ______________ to_________________

Commission file number  0-27604
                        -------

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


                     8401 N.W. 53rd Terrace, Miami, FL 33166
               --------------------------------------------------
               (Address of Principal Executive Offices)(Zip Code)

                                 (305) 717-1500
              -----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

          155 Route 46 W., Wayne Interchange Plaza II, Wayne, NJ 07470
          ------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

         Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
past 90 days. Yes  X   No

         As of September 27, 1999, the Registrant had 5,250,000 shares of Common Stock, $.01 par value, outstanding.

                            PICK Communications Corp.

This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding expected future revenues and expenses. Forward-looking statements relate to plans and expectations of the Company and are subject to risks and uncertainties, including the Company's ability to complete both the sale of PICK Sat, Inc. stock to Atlantic Tele-Network, Inc. and the divestiture of its PICK Net business to Lebow Investments Ltd., implement its new business plan and strategy and launch its PICK Sat services, the Company's immediate need for additional funding, the repayment of substantial short-term indebtedness, significant and continuing losses, dependence on a limited number of customers, dependence on and obligations to third-party carriers, dependence on the Internet, the timely development and acceptance of new products in a constantly evolving Internet industry, the impact of competitive products and pricing, government regulations and other risks detailed from time to time in the Company's SEC reports.

                               Index to Form 10-Q

                                                                                Page Number
PART I             Financial Information

Item 1.            Financial Statements
                   Consolidated Balance Sheet as at June 30, 1999 and December
                   31, 1998                                                           3
                   Consolidated  Statement of Operations for the three-month
                   and six-month periods ended June 30, 1999 and 1998                 4
                   Consolidated Statement of Stockholders' Deficiency
                   for the six-month period ended June 30, 1999                       5
                   Consolidated Statement of Cash Flows for the
                   six-month periods ended June 30, 1999 and 1998                     6
                   Notes to Consolidated Financial Statements                      7-19

Item 2.            Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                      20-25

Part II.           Other Information

Item 1.            Legal Proceedings                                                 26
Item 2.            Changes in Securities                                             26
Item 6.            Exhibits and Reports on Form 8-K                                  27

Signatures                                                                           28

                                                                          PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                                                                          CONSOLIDATED BALANCE SHEET
=======================================================================================================================
                                                                                        June 30,         December 31,
                                                                                         1999                1998
-----------------------------------------------------------------------------------------------------------------------
                                                                                        (unaudited)
ASSETS
Current Assets:
  Cash                                                                             $        465,915    $        17,052
  Prepaid expenses and other current assets                                                 361,082            278,352
  Current assets from discontinued operations                                               318,915          1,269,055
-----------------------------------------------------------------------------------------------------------------------
      Total current assets                                                                1,145,912          1,564,459
-----------------------------------------------------------------------------------------------------------------------
Property and Equipment - at cost, net of accumulated depreciation
 of $156,603 and $114,293, respectively                                                   4,366,267          3,195,169
-----------------------------------------------------------------------------------------------------------------------
Other Assets:
  Security deposits                                                                         250,000            161,796
  Deferred income tax asset, net of valuation allowance of $11,000,000                           -                -
  Long-term assets from discontinued operations                                           1,923,663          1,869,732
-----------------------------------------------------------------------------------------------------------------------
      Total other assets                                                                  2,173,663          2,031,528
-----------------------------------------------------------------------------------------------------------------------
      Total Assets                                                                  $     7,685,842      $   6,791,156
=======================================================================================================================
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
  Current portion of debt                                                           $          -       $        20,000
  Accounts payable and accrued expenses                                                   3,921,691          2,797,133
  Advance from customer                                                                   1,000,000          1,000,000
  Current liabilities from discontinued operations                                       12,939,314         12,317,168
-----------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                          17,861,005         16,134,301
Debt, less current portion                                                                9,880,000          9,880,000
Long-term Liabilities from Discontinued Operations                                        1,042,716          1,042,716
-----------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                  28,783,721         27,057,017
-----------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies
Minority Interest in Consolidated Subsidiary                                                 86,018             86,018
-----------------------------------------------------------------------------------------------------------------------
Stockholders' Deficiency:
  Preferred stock - $.001 par value; authorized 10,000,000 shares at June 30,
   1999; 2,000,000 shares designated as Series B convertible preferred stock, aggregate liquidation value - $1,871,000, issued and
   outstanding 1,871,000 shares                                                           1,871,000               -
  Preferred stock - $.001 par value; authorized 10,000,000 shares at June 30, 1999;
   500,000 shares designated as Series D convertible preferred stock, aggregate
   liquidation value - $4,660,000, issued and outstanding 466,000 shares                  4,660,000               -
  Common stock - $.01 par value; authorized 40,000,000 and 10,000,000 shares,
   respectively; issued and outstanding 4,402,698 and 3,816,638 shares, respectively         44,062             38,202
  Additional paid-in capital                                                             75,367,972          4,008,029
  Options and warrants                                                                    2,720,071          2,687,461
  Treasury stock, at cost, 35,500 shares                                                    (11,978)           (11,978)
  Accumulated deficit                                                                  (105,835,024)       (27,073,593)
-----------------------------------------------------------------------------------------------------------------------
      Stockholders' deficiency                                                          (21,183,897)       (20,351,879)
-----------------------------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Deficiency                                $     7,685,842      $   6,791,156
=======================================================================================================================


                                                                            PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                                                                  CONSOLIDATED STATEMENT OF OPERATIONS
                                                                                                           (unaudited)
=======================================================================================================================

                                                                Three-month                       Six-month
                                                                period ended                     period ended
                                                                  June 30,                         June 30,
                                                          1999             1998            1999               1998
-----------------------------------------------------------------------------------------------------------------------
Costs and expenses:
  Selling, general and administrative                 $  1,123,212     $    284,118    $    2,075,703     $    455,217
  Depreciation and amortization                             27,736            6,715            42,310           13,193
-----------------------------------------------------------------------------------------------------------------------

Loss before minority interest in subsidiary loss,
 provision for income tax, and
 discontinued operations                                (1,150,948)        (290,833)       (2,118,013)        (468,410)

Minority interest in subsidiary loss                       -                    457          -                     914
Provision for income tax                                   -                   (880)         -                    (880)
Discontinued operations:
  Loss from discontinued operations                     (2,015,551)      (1,475,805)       (4,364,730)      (2,308,451)
  Loss on disposal                                     (47,108,711)         -             (47,108,711)         -
-----------------------------------------------------------------------------------------------------------------------

Net loss                                              $(50,275,210)    $ (1,767,061)   $  (53,591,454)    $ (2,776,827)
=======================================================================================================================

Beneficial conversion feature of
 preferred stock                                       (21,600,000)         -             (25,170,000)         -
-----------------------------------------------------------------------------------------------------------------------

Net loss applicable to common stock                   $(71,875,210)    $ (1,767,061)   $  (78,761,454)    $ (2,776,827)
=======================================================================================================================

Net loss per common share - basic                     $     (15.62)    $       (.49)   $       (18.39)    $       (.76)
=======================================================================================================================

Weighted-average shares outstanding - basic              4,602,698        3,640,391         4,281,860        3,633,975
=======================================================================================================================


                                                                                          PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                                                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                                                                                                         (unaudited)
====================================================================================================================================

                                              Series B Preferred Stock  Series D Preferred Stock     Common Stock       Additional
                                                 Number                   Number                   Number                Paid-in
                                               of Shares     Amount     of Shares     Amount      of Shares   Amount     Capital
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                         --          --          --           --      3,816,638   $38,202   $ 4,008,029
Issuance of preferred stock                    1,871,000   $1,871,000     466,000   $4,660,000         --        --            --
Issuance of common stock for services               --           --          --           --        295,012     2,950     3,903,393
Issuance of options for services                    --           --          --           --           --        --            --
Issuance of warrants in connection with debt        --           --          --           --           --        --            --
Expiration of options and warrants                  --           --          --           --           --        --          89,743
Preferred stock issuance cost                       --           --          --           --           --        --         (85,000)
Issuance of common stock upon
 exercise of options and warrants                   --           --          --           --        291,048     2,910       645,710
Loss on Disposal                                    --           --          --           --           --        --      41,636,097
Beneficial dividend                                 --           --          --           --           --        --      25,170,000
Other                                               --           --          --           --           --        --            --
Net loss                                            --           --          --           --           --        --            --
------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1999                       1,871,000   $1,871,000     466,000   $4,660,000    4,402,698   $44,062   $75,367,972
====================================================================================================================================
                                                  Options          Subscription
                                                    and              and Note       Treasury      Accumulated       Stockholders'
                                                  Warrants          Receivable       Stock          Deficit          Deficiency
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                   $   2,687,461             --      $     (11,978)   $ (27,073,593)   $ (20,351,879)
Issuance of preferred stock                             --               --               --               --          6,531,000
Issuance of common stock for services                   --               --               --               --          3,906,343
Issuance of options for services                      31,500             --               --               --             31,500
Issuance of warrants in connection with debt         734,473             --               --               --            734,473
Expiration of options and warrants                   (89,743)            --               --               --               --
Preferred stock issuance cost                           --               --               --               --            (85,000)
Issuance of common stock upon
 exercise of options and warrants                   (643,620)   $      (5,000)            --               --               --
Loss on Disposal                                        --               --               --               --         41,636,097
Beneficial dividend                                     --               --               --        (25,170,000)            --
Other                                                   --              5,000             --                 23            5,023
Net loss                                                --               --               --        (53,591,454)     (53,591,454)
------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1999                       $   2,720,071    $        --      $     (11,978)   $(105,835,024)   $ (21,183,897)
====================================================================================================================================


                                                                        PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                                                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                                                       (unaudited)
==================================================================================================================

Six-month period ended June 30,                                                      1999                1998
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                                       $(53,591,454)       $ (2,776,827)
  Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
    Stock, options and warrants issued for compensation or services                 4,722,339             344,439
    Loss on Disposal                                                               41,636,097                --
    Depreciation                                                                       42,310              13,193
    Minority interest in subsidiary loss                                                 --                  (914)
    Changes in operating assets and liabilities:
      Increase in prepaid expenses and other assets                                   (82,730)            (45,310)
      Decrease (increase) in current assets from discontinued operations              950,140            (212,066)
      Increase in security deposits                                                   (88,204)               --
      (Increase) decrease in long-term assets from discontinued operations            (53,931)            100,211
      Increase (decrease) in accounts payable and accrued expenses                  1,124,558            (132,830)
      Increase in other current liabilities                                              --               100,284
      Increase in current liabilities from discontinued operations                    622,146           3,309,581
      Decrease in long-term liabilities from discontinued operations                     --              (313,430)
------------------------------------------------------------------------------------------------------------------
      Net cash provided by (used in) operating activities                          (4,718,729)            386,331
------------------------------------------------------------------------------------------------------------------

Cash flows used in investing activity - purchase of property and equipment         (1,213,408)            (10,133)
------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from issuance of Series B preferred stock                                1,821,000                --
  Proceeds from issuance of Series D preferred stock                                4,660,000                --
  Proceeds from stock subscription                                                      5,000                --
  Payment of preferred stock issuance cost                                            (85,000)               --
  Payments on third-party debt                                                        (20,000)           (175,000)
  Funds advanced by stockholder                                                          --                15,000
  Payments of stockholder advances                                                       --              (185,000)
------------------------------------------------------------------------------------------------------------------
      Net cash provided by (used in) financing activities                           6,381,000            (345,000)
------------------------------------------------------------------------------------------------------------------

Net increase in cash                                                                  448,863              31,198

Cash at beginning of period                                                            17,052              27,671
------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                            $    465,915        $     58,869
==================================================================================================================

Supplemental disclosure of cash flow information:

  Cash paid during the period for interest from discontinued operations          $     76,912        $    325,246
==================================================================================================================
Assets from discontinued operations acquired under capital leases                $       --          $    591,026
==================================================================================================================

                                    PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   (unaudited)
===============================================================================
1.  PRINCIPAL      PICK Communications Corp. and Subsidiaries (collectively the
    BUSINESS       "Company") provide satellite-based Internet access and
    ACTIVITY AND   interactive multimedia services to end user service
    SUMMARY OF     providers. In March 1999, the Company formed a new
    SIGNIFICANT    subsidiary, PICK Online.Com Inc., a media content aggregator
    ACCOUNTING     using a satellite-based multicast delivery system for
    POLICIES:      Internet Service Providers and Broadband Networks. The
                   Company is headquartered and leases facilities in Miami, Florida.

                   The accompanying consolidated financial statements include the accounts of PICK Communications Corp. and its wholly owned subsidiaries, PICK US Inc. f/k/a PICK Inc. ("PICK US"), PICK Net Inc. ("PICK Net"), PICK Net UK PLC ("PICK Net UK"), PICK Sat Inc. ("PICK Sat"), PICK Online.Com Inc. ("POL") and P.C.T. Prepaid Telephone Inc. ("PCT"), a majority-owned subsidiary. All significant intercompany balances and transactions have been eliminated.

                   The Company plans to discontinue the operations of its telecommunication and prepaid calling card business consisting of PICK US, PICK Net and PICK Net UK. (See note 9).

                   Minority interest represents the minority stockholders' proportionate share of the equity and loss of PCT.

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

                                    PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   (unaudited)
===============================================================================

                   For comparability, certain 1998 amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 1999.

                   Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is not presented because the inclusion of common share equivalents would be antidilutive.

                   The Company does not believe that any recently issued but not yet effective accounting standards will have a material effect on the Company's consolidated financial position, results of operation or cash flows.

                   Depreciation of property and equipment is provided for by the straight-line method over the estimated useful lives of the related assets.

                   The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The Company recorded a deferred tax asset for the tax effect of net operating loss carryforwards and temporary differences. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance.

                                                               PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                               (unaudited)
==========================================================================================================

2.  PREPAID
    EXPENSES AND
    OTHER CURRENT    Prepaid expenses and other current assets consist of the
    ASSETS:          following:

                                                                June 30,      December 31,
                                                                  1999           1998
                     ----------------------------------------------------------------------
                     Sundry receivable                          $  3,100         $  3,100
                     Computer equipment for resale                48,559           92,235
                     Prepaid expenses                            127,011           96,552
                     Advances and other current assets           170,616           86,465
                     Deposits                                     11,796             --
                     ----------------------------------------------------------------------
                                                                $361,082         $278,352
                     ======================================================================

3.  PROPERTY AND     Property and equipment, at cost, consists of the following:
    EQUIPMENT:

                                                                 June 30,       December 31,      Estimated
                                                                   1999             1998         Useful Life
                     ----------------------------------------------------------------------------------------
                     Property, equipment and software           $1,019,291      $   835,674     3 and 5 years
                     Asset development/
                      installation-in-process                    3,503,579        2,473,788
                     ----------------------------------------------------------------------------------------
                                                                 4,522,870        3,309,462
                     Less accumulated depreciation                 156,603          114,293
                     ----------------------------------------------------------------------------------------
                                                                $4,366,267       $3,195,169
                     ========================================================================================

                     Asset development/installation-in-process consists of hardware and software costs related to the Company's high-speed Internet business, which is under development.

                     Depreciation will commence when the development and/or installation is complete and the assets are fully operational.

4.  INVESTMENT IN    In 1996, the Company acquired 4,700,000 restricted shares
    MARKETABLE       of the common stock of Ultimistics, Inc. ("Ultimistics").
    EQUITY           During the first quarter of 1997, the Company, in four
    SECURITIES:      separate transactions, disposed of all of its shares of
                     Ultimistics, along with $420,000 of prepaid advertising, in return for (i) 100,000 shares of the Company's common stock, (ii) 10,000,000 shares of PCT, and (iii) 380,000 restricted shares of the common stock of Fairbanks, Inc.
                     (which subsequently changed its name to Jet Vacations, Inc.
                     and then Precom Tech Inc.). The Company recorded losses of $9,399,079 on these transactions. During 1998, the balance of $133,000 was written off.

                                    PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   (unaudited)
===============================================================================
5.  DEBT:  Debt consists of the following:
                                                     June 30,       December 31,
                                                      1999              1998
           ---------------------------------------------------------------------
           Private placement debt (a)               $9,880,000       $9,900,000
           Less current portion of debt                   --             20,000
           ---------------------------------------------------------------------
                   Debt, less current portion       $9,880,000       $9,880,000
           =====================================================================
           (a) Between July 29, 1998 and September 8, 1998, the Company, through Commonwealth Associates ("Commonwealth"), placed $9,900,000 (face amount) of 10%, 120-day Senior Secured Notes (the "Original Notes") and 9,900,000 warrants to purchase 990,000 shares of the Company's common stock at $5.00 per share for five years (the "Placement"). The Original Notes are secured by all the assets of PICK Communications Corp. The Company allocated $8,587,066 of the gross sales proceeds to the debt and $1,312,934 to the warrants. The $1,312,934 discount was amortized as interest expense over the original 120-day life of the Original Notes. In November and December 1998, the Company exercised its rights to extend the maturity date of the Original Notes for 60 days. Under the terms of the Original Notes, the interest rate of the Original Notes was increased to 18% per annum, retroactive to the issuance of the Original Notes. In January, February and March 1999, the holders of the Original Notes agreed to extend the maturity of the Original Notes until April 27, 1999. In return for the extensions, the Company agreed to issue 50,012 shares of its common stock (valued at $265,063) and warrants (valued at $485,100) to purchase 247,500 shares of the Company's common stock for five years at $5.00 per share to the holders of the Original Notes. On April 27,1999, the holders of the Original Notes, who control in excess of 99% of the principal which was due on April 27, 1999, consented to restructure their Original Notes (the "Restructured Notes") and extend the maturity date until April 27, 2002. Additionally, the Company has the option to extend the maturity date for one additional year. Under the terms

                                    PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   (unaudited)
===============================================================================

               of the restructuring, the Restructured Notes are convertible to shares of common stock at $10.00 or less per share (valued at $7,077,600), as defined in the terms of restructuring. The Restructured Notes automatically convert to common stock if the closing bid price exceeds $15.00 per share, as defined. The Conversion Price shall be reset to a minimum of $5.00 per share prior to April 27, 2000, if the Company issues any shares of Common Stock or derivative securities (other than employee stock options) for less than the Conversion Price or the average trading price for the 15 trading days preceding April 27, 2000 is less than the Conversion Price. In addition, if the Company extends the maturity date for an additional year, the Conversion Price shall be reduced to 50% of the then market price.

           For the Placement of the Original Notes, the Company paid Commonwealth and Liberty Capital (the Company's co-financial advisor) $1,099,000 in cash, issued 139,437 shares of common stock (valued at $865,799) and warrants to purchase 250,986 shares of common stock at $5.00 per share for five years (valued at $383,002). The costs related to the Placement were being deferred and amortized as debt placement expenses over the term of the debt. At December 31, 1998, all debt placement expenses were amortized and included in the consolidated statement of operations.

           In consideration for the restructuring, the consenting noteholders will receive the following: the right for a two-year period to exchange each existing warrant previously issued to the consenting noteholders for an aggregate of 988,000 shares of the Company's common stock (valued at $15,604,800). Additionally, the consenting noteholders may elect the right to receive from the Company an aggregate of 988,000 shares of the Company's common stock.

           In lieu of such shares of stock, the consenting noteholders can elect to have the conversion price, as defined, reduced to $5.00 per share (valued at $16,907,660). The consenting noteholders shall have two years to elect whether to receive the shares of common stock or to reduce the conversion price.

                                    PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   (unaudited)
===============================================================================

                     In consideration of the restructuring of the notes, the Company issued to Commonwealth 200,000 shares of common stock (valued at $3,440,000) plus warrants to purchase 50,000 of the Company's common stock at $13.75 per share (valued at $239,477). Additionally, warrants previously issued to Commonwealth will be exercisable at $1.00 per share (valued at $2,046,097).

                     At June 30, 1999, management believes the cost of the restructuring has no future value. All deferred interest and placement charges were written off and included in the loss on disposal of discontinued operations.

6.  ACCOUNTS
    PAYABLE AND
    ACCRUED          Accounts payable and accrued expenses consist of the
    EXPENSES:        following:

                                                                   June 30,           December 31,
                                                                    1999                  1998
                            ----------------------------------------------------------------------
                            Accounts payable - operating          $1,683,053          $   831,461
                            Accrued expenses - operating           1,172,638              315,672
                            Accrued expenses - for equipment       1,066,000            1,650,000
                            ----------------------------------------------------------------------
                                                                  $3,921,691          $ 2,797,133
                            ======================================================================

7.  COMMITMENTS:     The Company leases facilities under noncancelable operating leases expiring through February 2004. The future minimum payments due under such leases are as follows:

                     Six-month period ended June 30, 1999              $ 77,682

                     Year ending December 31,

                            2000                                        160,024
                            2001                                        164,825
                            2002                                        169,769
                            2003                                        144,994
                     ----------------------------------------------------------
                                                                       $717,294
                     ==========================================================

                     Rent expense under operating leases was approximately $78,000 and approximately $3,000 for the six-month periods ended June 30, 1999 and 1998, respectively. The Company has the right to renew its operating lease for terms of between five and fifteen years.

                     In September 1998, the Company entered into an employment agreement with a key executive commencing January 1, 1999. The agreement provides for annual base salaries of $300,000, $350,000, $400,000, $450,000 and $500,000 for the
                     next five years and additional compensation, as defined in

                                    PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   (unaudited)
===============================================================================
                   the agreement. In April 1999, the agreement was amended to have the key executive continue solely as chairman of the board.


8.  INCOME TAXES:  The Company's deferred tax assets at June 30, 1999 consist of the following:

                   Federal                                       $   9,300,000
                   State                                             1,700,000
                   ------------------------------------------------------------
                                                                    11,000,000
                   Less valuation allowance                        (11,000,000)
                   ------------------------------------------------------------
                   Net deferred tax assets                       $      - 0 -
                   ============================================================

                   The deferred tax assets are comprised of the tax benefit of net operating loss carryforwards and capital loss carryforwards of approximately $20,000,000 and $8,300,000, respectively, at June 30, 1999. Net operating loss carryforwards from discontinued operations are approximately $12,500,000 at June 30, 1999. These losses are available to offset future taxable income through the years 2018 and 2003, respectively.


9.  DISCONTINUED   On June 23, 1999, the Company formalized its plan to
    OPERATIONS:    discontinue its  telecommunications and prepaid calling card business consisting of PICK US, PICK Net and PICK Net UK.
                   Accordingly, the telecommunications and prepaid calling card business are accounted for as a discontinued operation in the accompanying consolidated financial statements. The
                   Company is in the process of negotiating the sale of PICK
                   Net and PICK Net UK and the discontinuance of the operation of PICK US. Management expects the sale and discontinuance will be completed in or about October 1999 and will reduce the Company's debt and working captial deficiency.


                                                                  PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                                 (unaudited)
============================================================================================================

              Operating results of discontinued telecommunications and prepaid calling card business are as follows:

                   Six-month period ended June 30,                            1999                 1998
                   -----------------------------------------------------------------------------------------
                   Sales of long-distance services                         $ 3,164,030         $    963,018
                   Sales of prepaid calling cards                            2,215,485            1,313,495
                   -----------------------------------------------------------------------------------------
                   Net sales                                                 5,379,515            2,276,513
                   -----------------------------------------------------------------------------------------

                     Cost of sales                                           6,835,866            3,148,694
                     Selling, general and administrative expenses              896,372              649,697
                     Depreciation and amortization                             200,496              124,156
                     Bad debt expense                                          128,298                2,072
                   -----------------------------------------------------------------------------------------
                   Total costs and expenses                                  8,061,032            3,924,619
                   -----------------------------------------------------------------------------------------

                   Loss before amortization of debt placement expenses
                     and interest expense                                   (2,681,517)          (1,648,106)

                   Amortization of debt placement expenses
                    and interest expense                                     1,683,213              660,345
                   -----------------------------------------------------------------------------------------
                   Loss from discontinued operations                       $(4,364,730)         $(2,308,451)
                   =========================================================================================

                                                                   PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                                  (unaudited)
=============================================================================================================

              Assets and liabilities of discontinued telecommunications and prepaid calling card business are as follows:

                                                                               June 30,          December 31,
                                                                                1999                1998
                   ------------------------------------------------------------------------------------------
                   Cash                                                    $    29,548          $   231,499
                   Accounts Receivable, less allowance for
                    doubtful accounts of $480,136 and
                    $351,838, respectively                                     157,883              737,786
                   Prepaid Expenses and Other Current Assets                   131,484              299,770
                   ------------------------------------------------------------------------------------------
                   Current Assets from Discontinued Operations                 318,915            1,269,055
                   ------------------------------------------------------------------------------------------
                   Property and Equipment - at cost, net of
                    accumulated depreciation and amortization
                    of $472,522 and $313,910, respectively                   1,887,313            1,853,384
                   Security Deposits                                            36,350               16,348
                   ------------------------------------------------------------------------------------------
                   Long-term Assets from Discontinued Operations             1,923,663            1,869,732
                   ------------------------------------------------------------------------------------------
                   Current Liabilities:
                     Current portion of debt (a)                             2,000,000            2,000,000
                     Current portion of capital leases                         139,892              271,677
                     Accounts payable and accrued expenses                   7,151,359            4,893,844
                     Deferred revenue - prepaid calling cards                  536,930            2,183,806
                     Other current liabilities                               3,111,133            2,967,841
                   ------------------------------------------------------------------------------------------
                   Current Liabilities from Discontinued
                    Operations                                              12,939,314           12,317,168
                   ------------------------------------------------------------------------------------------

                   Long-term Liabilities from Discontinued
                    Operations - capital leases, less current portion        1,042,716            1,042,716
                   ------------------------------------------------------------------------------------------
                           Liabilities, Net of Assets of Discontinued
                            Operations                                     $11,739,452          $10,221,097
                   ==========================================================================================

              (a) In February 1998, the Company amended its existing
                  telecommunications agreement with IDT Corporation ("IDT"), one of its long distance vendors/customers. Under the terms of the amendment, the Company agreed to sell IDT up to 10,000,000 minutes per month of long distance traffic, through June 9, 1999, at favorable rates and IDT agreed to lend the Company $2,000,000. Of this amount, $500,000 was funded when the transaction was signed, $1,000,000 was funded in April 1998 and the remaining $500,000 was advanced in June 1998. Concurrently, the Company has issued 100,000 warrants with an exercise price of $2.40 per share to purchase 10,000 shares of common stock, 200,000 warrants with an exercise price of $10.00 per share to purchase 20,000 shares of common stock and 100,000 warrants with an exercise price of $5.60 per share to purchase 10,000 shares of common stock. The warrants are exercisable for a period of one year from the respective dates of grant. Management estimates the value of these warrants

                                    PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   (unaudited)
===============================================================================
                     reflected in interest expense in 1998 at $30,879. The loan bears interest at 9% per annum and matured on February 9, 1999. The Company is currently negotiating with IDT to extend the terms of repayment.

                     The Company and IDT have reached an agreement in principle to execute a new six-month note in the principal amount of $2,336,000. The Company has agreed to issue to IDT 40,000 shares of PICK's common stock in exchange for IDT's warrants to purchase 40,000 shares of PICK's common stock, which shall be canceled upon such delivery, plus a restructuring fee of 50,000 shares of PICK common stock. The Company also agreed to pay $250,000 upon the earlier to occur of 60 days from the date of execution of the agreement or the completion of additional financing for at least $10,000,000 for PICK and shall make six monthly principal payments of $25,000 each on the last business day of each month following the issue date of this Note, beginning on August 31, 1999. In the event PICK elects to exercise its option to extend the maturity date of the Note from six months to three years, it shall deliver to IDT $375,000, payable in immediately available funds or, at the option of PICK, 37,500 shares of PICK's Common Stock. Thereafter, PICK agrees to pay IDT $25,000 per month for 12 months, including the six monthly payments described above beginning on August 31, 1999. Interest is payable monthly at 8% per annum and the Note will be pre-paid pro rata in the event the Company prepays any indebtedness over $2,000,000 including the July 1998 Bridge Notes, as amended. The Note will automatically convert into common stock at $10.00 per share if the average price of the Company's common stock exceeds $15.00 per share for at least 20 consecutive days. All shares of common stock issued or issuable to IDT will be included in a registration statement filed on or before October 27, 1999.

10. LITIGATION AND   The Company is, from time to time, party to litigation that
    RESERVE FOR      arises in the ordinary course of its business operations or
    CONTINGENT       otherwise. Except as described below, the Company is not
    LIABILITY:       presently a party to any litigation that it believes would have a material adverse effect on its business.

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

                     During March 1999, Worldcom Network Services, Inc., d/b/a Wiltel, ("Worldcom") commenced a lawsuit against the Company in the United States District Court, Southern District of New York, demanding a judgment in the amount of $1,177,734 and interest at 18% per annum plus costs and expenses. The plaintiff alleges that the Company failed to pay for telecommunications services provided. On April 15, 1999, the Company and Worldcom agreed to a Settlement Agreement. Under the terms of the Settlement Agreement, the Company agreed to pay Worldcom $1,256,622 (the "Settlement") in exchange for a full and complete settlement of Worldcom's lawsuit against the Company. The Company agreed to pay the Settlement with interest at 16% per annum on or before January 16, 2000 and for Worldcom to discontinue, without prejudice, the legal proceedings until such date, although the Company has the option to extend the forbearance through January 16, 2001. The Company agreed to pay Worldcom a 100,000 share restructuring fee. If the Company repays the Settlement by January 16, 2000, it shall be entitled to redeem one-half of the shares for $1.00.

                     In July 1999, L.D. Exchange.com, Inc., a vendor of PICK Net commenced arbitration proceedings against PICK
                     Net before the American Arbitration Association in
                     San Diego, California, alleging breach of contract. These proceedings involve the alleged nonpayment of between $250,000 and $500,000. At June 30, 1999 the Company's
                     current liabilities included approximately $266,000 payable to L.D.Exchange.com,inc.

                                    PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   (unaudited)
===============================================================================
11. GOING CONCERN    The accompanying consolidated financial statements have
    MATTERS:         been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred substantial recurring losses from operations, has a net capital deficiency in the amount of approximately $21,180,000 and has a working capital deficiency of approximately $16,715,000 at June 30, 1999 that raise substantial doubt about its ability to continue as a going concern. In addition, the Company had negative cash flow from operations in the six-month period ended June 30, 1999 and the years ended December 31, 1998,
                     1997 and 1996.

                     Significant short-term obligations exist including the payment of a settlement with Worldcom in the amount of $1,256,622 (see Note 10) and a settlement with IDT to extend its $2,000,000 loan. (See Note 9(a)) and normal cash flows from operations. Without the Company's ability to extend the payout terms of the aforementioned liabilities or obtain additional long-term financing, as well as increasing revenue and/or decreasing expenses, the Company will be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of assets or the classifications of liabilities should the Company be unable to continue as a going concern.

                     Furthermore, the Company is in need of immediate financing for working capital. If the Company is able to obtain adequate funding it expects that its operations on a going-forward basis will be primarily through its PICK Sat subsidiary, which has only recently commenced operations and has not generated any revenue to date. The Company has granted an option to Atlantic Tele-Network, Inc. to sell it 19.9% of the common stock of PICK Sat for $8,000,000, with an option to acquire an additional 31.1% for up to an additional $15,000,000. The Company believes that these plans, if successfully implemented, will enable it to continue as a going concern. However, there can be no assurance that the Company will be successful in either generating positive operating income or raising additional funds in the immediate future in amounts sufficient to allow it to continue as a going concern.

12. OTHER MATTERS    In March 1999, the board of directors authorized the
    AND SUBSEQUENT   issuance of 2,000,000 shares of Series B convertible
    EVENTS:          preferred stock. The Series B convertible preferred stock
                     has a stated par value of $.001 per share and is convertible into 2,000,000 shares of the Company's common stock at the rate of $1.00 per share.

                     In April 1999, the board of directors authorized the issuance of 500,000 shares of Series D convertible preferred stock. The Series D convertible preferred stock has a stated par value of $.001 per share and is convertible into 1,190,500 shares of the Company's common stock at the rate of $4.20 per share. As of June 30, 1999, the Company had sold an aggregate of 466,000 shares of Series D convertible preferred stock for $4,660,000 prior to the payment of $324,500 of preferred stock placement costs. In

                                    PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   (unaudited)
===============================================================================
                     addition, the Company issued an aggregate of 700,000 common stock purchase warrants in connection with the sale of Series D convertible preferred stock. Each Warrant is exercisable at $6.30 per share of common stock for a two-year period.

                     On March 3, 1999, the board of directors granted each of the then four independent directors three-year options to purchase 50,000 shares of common stock at $5.10 per share. Those options shall be fully vested on March 3, 2000.

                     On February 26, 1999, the board of directors of the Company authorized an increase of the Company's authorized shares of common stock from 100,000,000 to 400,000,000 shares which was effective on April 13, 1999.

                     On July 15, 1999, the Company sold 34,000 shares of Series D convertible preferred stock for $340,000 to Diego Leiva, chairman of the board. The purchase is evidenced by a recourse promissory note secured by a pledge of the securities.

                     During July of 1999, the Company's Board of Directors authorized a one for ten reverse split of its common stock effective July 23, 1999. All share and per-share amounts in these consolidated financial statements have been restated to give effect to the reverse stock split.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations:

The following should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Report.

Material Changes in Results of Operations

On June 23, 1999, the Company's Board of Directors voted to sell or discontinue the telecommunications portion of its business in order to focus on the Internet services portion of its business conducted through its PICKSat, Inc. ("PICK Sat") and PICK Online.Com, Inc. ("PICK Online") subsidiaries. Accordingly, the financial statements reflect the discontinuance of the Company's PICK US, Inc., PICK Net Inc., and PICK Net UK PLC. subsidiaries.

In 1999, the Company, through its wholly owned subsidiary, PICK Sat commenced development of a system to multicast the delivery of Internet Protocol multi-media content via satellite. Also in March 1999, the Company formed PICK Online to provide broadband Internet content to users. PICK Sat and PICK Online are in the development stage and have not generated any revenues to date.

For PICK Sat business, the Company will charge its customers monthly recurring fees based on type of usage and bandwidth contracted for and may charge an additional amount per reception location. PICK Online expects to charge a per subscriber or per site fee to its customers in order for them to receive the broadband content.

The discontinued subsidiaries generated revenues from the sale of telecommunication services. These included international long distance service to carriers and resellers, and revenues derived from prepaid telephone calling cards to distributors for resale to retail outlets.

The Company's costs of sales for the discontinued operations primarily consist of the cost of telephone services, for both the resale of international long distance services and for prepaid telephone calling cards.

For the resale of international long distance, the Company recognized revenues as its customers used the traffic. For prepaid telephone calling cards sales, the Company recognized revenues at the time it provided the telephone services associated with its cards and recognized the cost of the carrier telephone traffic based on the minutes used in the same periods that the Company recognized revenues.

Six Months Ended June 30, 1999 Compared with June 30, 1998

Revenues:

The Company's continuing operation's, PICK Sat and PICK Online have yet to commence commercial operations and as such have not had any revenues.

Costs and Expenses:

Selling, general and administrative expenses increased to $2,075,703 for the six months ended June 30, 1999 from $455,217 for the six months ended June 30, 1998. PICKSat was in the organizational phase through the end of the second quarter of 1998 and as such had nominal expenditures in the six months ended June 30, 1998, therefore, approximately $900,000 of the increase is attributable to the newly formed subsidiaries, PICK Sat and PICK Online's start-up and development expenses. The Company also had a significant increase in salaries, outside consultants, accounting, legal, travel and public relations expense. Contemporaneous with the Board's decision to sell or discontinue its telecommunications operations, and layoff or fire the associated personnel, it needed to retain outside professional services on an interim basis to handle the functions previously performed by salaried employees. Preparation of public filings and the negotiation of debt arrangements gave rise to the majority of the increase in expenses.

On September 17, 1999, the Company agreed to sell its PICK Net operations to Lebow Investments Ltd., a recently formed corporation ("Lebow"). Lebow agreed to be financially responsible for the PICK Net operations which have begun to receive funding to continue operations. The closing of this transaction is expected to occur in late October 1999 subject to obtaining necessary approvals and consents.

Discontinued Operations

Total revenues amounted to approximately $5,380,000 for the six months ended June 30, 1999, compared to approximately $2,277,000 for the six months ended June 30, 1998, an increase of approximately $3,103,000 prior to the discontinuance of operations. (See Note 9 of Notes to Consolidated Financial Statements for operating results of the discontinued operations.) The Company significantly curtailed its operations during the first half of 1998, while it installed and tested two, leased Siemens Digital Central Office Switches. These switches replaced switching services previously purchased from third party vendors. Consequently, the Company decided to curtail its marketing efforts for the sale of international long distance services until it completed this installation and until it had the capability to deliver traffic through Gulfsat. Therefore, for the six months ended June 30, 1999, the Company generated international long distance revenue of $3,164,030, compared with $963,018 for the six months ended June 30, 1998. Prepaid telephone calling card revenues were $2,215,485 for the six months ended June 30, 1999, compared to $1,313,495 for the six months ended June 30, 1998. This latter increase is attributable to sales to Blackstone Calling Card, Inc. ("Blackstone") under the Company's agreement with Blackstone, a major marketer and distributor of prepaid telephone calling cards.

In the discontinued operations, the cost of telephone time purchased increased from $3,148,694 to $6,835,866. Due to Gulfsat's inability to provide countries as originally anticipated, these costs increased by a greater amount than the sales generated by the Company due primarily to the Company's inability to obtain preferential rates from the common carriers. Additional increases resulted primarily from the processing costs arising from the increased prepaid telephone calling card activity sold through Blackstone and long-distance services.

Loss from Operations:

The Company's loss from continuing operations increased from $468,410 to $2,118,013 primarily due to the increases in aggregate salaries, selling, general and administrative costs as PICK Sat and PICK Online continued the development of their products and offerings and as PICK Sat began to move into the commercial deployment phase and other expenses as discussed under "Costs and Expenses" above.

Loss from discontinued operations increased from $2,308,451 for the six months ended June 30, 1998 to $4,364,730 for the six months ended June 30, 1999, primarily due to the increase in costs discussed above. The Company also recorded an additional loss on the disposal of the discontinued operations in the amount of $47,108,711. Of this amount, $46,033,711 is attributable to the writing off of the deferred interest and debt placement charges of the restructured notes which amounts are related to the discontinued operations and therefore will provide no future benefit. See Note 5 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

Material Changes in Financial Condition from December 31, 1998 to June 30, 1999

We are in need of immediate financing for working capital to finance its PICK Sat and PICK Online subsidiaries. Neither unit have generated any revenues to date.

We have entered into an option agreement with Atlantic Tele-Network, Inc. (ATN) to sell them up to 19.9% of the common stock of PICK Sat for $8 million, with an option to acquire an additional 31.1% for an additional $15 million payable in 500,000 shares of ATN common stock or $l5 million in cash or ATN common stock, whichever produces the higher value at the time of exercise of the option. The 31.1% option is not exercisable unless the initial 19.9% option is exercised in full and the initial 60 day option period has not yet commenced. PICK Sat has obtained interim loans in the amount of $476,000 from ATN for the Company and its newly formed subsidiaries= operating expenses and will attempt to obtain additional financing from them in the immediate term. However, should we be unable to obtain such financing, and are unable to find alternative interim financing in the near term we will be forced to cutback or suspend operations and/or seek protection under the bankruptcy 1aws. Although the Company is in discussions with several sources of financing, there can be no assurance we will obtain such financing.

Due to the losses discussed above, the Company's working capital deficit increased from approximately $14,570,000 as of December 31, 1998, to approximately $16,715,000 as of June 30, 1999, an increase of approximately $2,145,000, and the stockholders' deficiency changed from approximately a negative $20,352,000 at December 31, 1998 to approximately $21,184,000 at June 30, 1999, an increase in negative net worth of approximately $832,000.

Current assets decreased by approximately $419,000 primarily due to a decrease in current assets from discontinued operations. Cash increased by $448,863. This is the remaining cash from the proceeds of the Company's issuance of Preferred Stock during the second quarter of 1999. Current liabilities increased by approximately $1,727,000. This increase is largely due to net increases in accounts payable and accrued expenses as a result of increased business activity in the newly formed subsidiaries, funding of continued losses and greater sales volume, and an increase in current liabilities from discontinued operations offset, in part, by a decrease in deferred revenue for pre-paid calling cards and a decrease in the current portion of long term debt of $20,000.

As of June 30, 1999, approximately $17,861,000 of the liabilities of the Company mature or are subject to payment agreements calling for payment before the end of 1999. Management is in the process of negotiating with the largest trade creditors to restructure a substantial portion of this short-term debt. The Company has reached certain agreements to make a down payment and convert the balance of the Company's obligation into long-term indebtedness and/or equity securities of the Company. See Notes 7, 9(a) and 10 of Notes to Consolidated Financial Statements.

We were able to obtain equity investments totaling $6,481,000 during the six months ended June 30, 1999. Of the total investments, $1,050,000 was recorded during the first quarter of 1999 and $5,431,000 was record in the second quarter of 1999.

Due to the restructuring of the $9,900,000 short term notes we recorded an increase in additional paid in capital of $41,636,097. We also recorded a beneficial dividend of $25,170,000 associated with the issuance of preferred stock. Neither of these latter two charges used any cash of the Company.

The Company is pursuing sources of capital in order to repay short-term indebtedness and to commence operations of its new businesses. While the Company believes it will be able to continue as a going concern, there can be no assurance that the Company will be successful.

The Company has elected to divest or terminate its telecommunication subsidiaries. We have recorded a charge to retained earnings of $47,108,711, as the loss on the discontinuance of the telecommunication units. This charge did not affect cash. The Company has entered into an agreement to divest itself of PICK Net, Inc. and PICK Net UK, PLC, both of which provide international long distance services to other carriers and resellers. The Company has terminated marketing and distributing of prepaid telephone calling cards through PICK US Inc. It plans to dissolve its PICK US, Inc. unit upon the termination of the liability due to the outstanding prepaid calling cards. We have entered into a definitive agreement to sell the stock of the two PICK Net subsidiaries for nominal value and have a substantial portion of their liabilities assumed, but there can be no assurance such sale will be concluded. The Company will transfer operating personnel and its office to the buyer of the PICK Net subsidiaries. Upon the completion of this sale the operations of the Company will then be those of PICK Sat and PICK Online.

Material Changes in Cash Flows

Cash increased during the six months ended June 30, 1999, by approximately $407,000. This increase is attributable primarily to an increase in cash used in operating activities of approximately $4,719,000 and investing activities of $1,213,408. This is offset by increases in cash provided by financing activities of approximately $6,381,000, as described below.

Cash Flows from Operating Activities

Operating activities used approximately $4,719,000 in cash for the six months ended June 30, 1999, compared with cash provided of approximately $386,000 for the six months ended June 30, 1998. For the six months ended June 30, 1999, the Company incurred a net loss of approximately $53,591,000, as compared to approximately $2,777,000 for the six months ended June 30, 1998. The net loss for the six months ended June 30, 1999 included a loss on disposal of discontinued operations of approximately $47,109,000. This loss of disposal included a non-cash debt restructuring charge of approximately $41,636,000 (See
Note 5 of Notes to Consolidated Financial Statements) that related to the businesses being discontinued; the issuance of stock, options and warrants issued for services in the amount of approximately $4,722,000; none of which included a cash expense. The increased use of cash in operations also resulted from the Company's increased sales in the prepaid calling card business under the Blackstone Agreement and sales of long distance services, which was partially offset by an increase in accounts payable and accrued expenses.

Cash Flows from Investing Activities

The Company's capital expenditures of approximately $1,213,000 for the six months ended June 30, 1999 increased over the six months ended June 30, 1998 of $10,133. This increase is attributable primarily to the Company's continued development of the satellite-based Internet access, interactive multimedia structures for its PICK Sat and PICK Online subsidiaries.

Cash Flows from Financing Activities

During the six months ended June 30, 1999, the Company had net cash provided by financing of approximately $6,381,000, as compared to repayments of approximately $345,000 for the six months ended June 30, 1998. The proceeds are from the issuance of the Series B and Series D preferred stock during the six months ended June 30, 1999 compared to the repayments of various debts to third parties and shareholders for the six months ended June 30, 1998. The 1999 amounts were offset by loan repayments and cost attributable to the issuance the preferred stock.

Impact of Year 2000:

There have been no material changes since the Company's disclosure in its Annual Report on Form 10-K for December 31, 1998.

Part II  Other Information

Item 1 - Legal Proceedings:

During the quarter ended June 30, 1999, there were no material changes in the Company's previously reported legal proceeding in its Annual Report on Form 10-K for December 31, 1998, except as described hereafter.

On or about March 15, 1999, Worldcom Network Services, Inc., d/b/a Wiltel, commenced a lawsuit against the Company in the United States District Court, Southern District of New York demanding a judgment in the amount of $1,177,734 and interest at 18% per annum plus costs and expenses. The plaintiff alleges that the Company failed to pay for telecommunications services provided. The Company and Worldcom have agreed to a Settlement Agreement. Under the terms of the Settlement Agreement, the Company agreed to pay Worldcom $1,256,622 (the "Settlement") in exchange for a full and complete settlement of Worldcom's lawsuit against the company. The Company agreed to pay the Settlement with interest at 16% per annum on or before January 16, 2000 and for Worldcom to discontinue, without prejudice, the legal proceedings until such date, although the Company has the option to extend the forbearance through January 16, 2001. The Company agreed to pay Worldcom a 100,000 share restructuring fee. If the Company repays the Settlement by January 16, 2000 it shall be entitled to redeem one-half of the shares for $1.00.

In July 1999, L.D. Exchange.com, Inc., a vendor of PICK Net, Inc., commenced arbitration proceedings against PICK Net, Inc. before the American Arbitration Association in San Diego, California, alleging breach of contract. These proceedings involve the alleged non-payment of between $250,000 and $500,000.

Item 2 - Changes in Securities:

There have been no material changes since the Company's disclosure in the Annual Report on Form 10-K from December 31, 1998, except as described hereafter.

On April 14, 1999, the Company authorized the issuance of 500,000 shares of Series D Convertible Preferred Stock. The Series D Convertible Preferred Stock has a stated par value of $.001 per share, a liquidation preference of $10.00 per share and is convertible into Common Stock at a rate of $.42 per share. As of June 28, 1999, the Company had sold $4,660,000 of Series D Convertible Preferred Stock convertible into 11,095,238 shares of Common Stock. In connection with the sale of Series D Convertible Preferred Stock, the Company has paid an aggregate of $324,500 of sales commissions and has issued an aggregate of 632,000 two-year warrants to purchase an equal number of shares of Common Stock at $.63 share. On July 15, 1999, Diego Leiva, Chairman of the Board of Directors of the Company, purchased 340,000 shares of Series D Convertible Preferred Stock convertible into 809,530 shares of Common Stock and warrants to purchase an additional 68,000 shares of Common Stock in exchange for a full recourse promissory note issued to the Company. On July 26, 1999, the Company effected a reverse one-for-ten stock split. As a result, the Series D Convertible Preferred Stock is convertible into Common Stock at a rate of $4.20 per share and the two-year warrants to purchase an equal number of shares of Common Stock are exercisable at $6.30 per share.

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


Date: October 5, 1999               PICK COMMUNICATIONS CORP.


                                    By: /s/ Diego Leiva
                                       ------------------------------
                                       Diego Leiva
                                       (Principal Executive Officer)
                                       Chairman of the Board



                                   By: /s/ Henry Ewen
                                       ------------------------------
                                       Henry Ewen
                                       (Acting Principal Financial
                                       Officer)