Form 10-Q
period 1999-09-30
PICK COMMUNICATIONS CORP
filed 2000-03-08
CIK 1006282

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE PERIOD ENDED SEPTEMBER 30, 1999
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from                 to

Commission file number 0-27604

                            PICK Communications Corp.
           (Exact name of the registrant as specified in its charter)

                  NEVADA                                     75-2107261
      (State or other jurisdiction of                     (I.R.S. employer
      Incorporation or Organization)                     identification no.)

8401 N.W. 53rd Terrace, Suite 119, Miami, FL                    33166
(Address of principal executive offices)                      (Zip Code)

Registrant's Telephone number, including area code:  (305) 717-1500

Indicate by check mark whether the registrant (1) has filed reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

As of February 28, 2000, the Registrant had 9,931,616 shares of Common Stock, $.001 par value, outstanding.

                            PICK Communications Corp.

This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding expected future revenues and expenses. Forward-looking statements relate to plans and expectations of the Company and are subject to risks and uncertainties, including the Company's ability to implement its new business plan and strategy and launch its PICK Sat services, the Company's immediate need for additional funding, the repayment of substantial short-term indebtedness, contingent liabilities of the Company on its discontinued operations, significant and continuing losses, dependence on a limited number of customers, dependence on and obligations to third-party carriers, dependence on the Internet, the timely development and acceptance of new products in a constantly evolving Internet industry, the impact of competitive products and pricing, government regulations and other risks detailed from time to time in the Company's SEC reports.

                               Index to Form 10-Q

                                                                                    Page Number
PART I Financial Information
Item 1.        Financial Statements
                   Consolidated Balance Sheet as at September 30, 1999 and December
                   31, 1998                                                                 2

                   Consolidated  Statement of Operations for the three-month
                   and nine-month periods ended September 30, 1999 and 1998                 3

                   Consolidated Statement of Stockholders' Deficiency
                   for the nine-month period ended September 30, 1999                       4

                   Consolidated Statement of Cash Flows for the
                   nine-month periods ended September 30, 1999 and 1998                     6

                   Notes to Consolidated Financial Statements                               7

Item 2.        Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                               25

Part II.           Other Information                                                       31

Item 1.            Legal Proceedings                                                       31

Item 2.            Changes in Securities                                                   32

Item 6.            Exhibits and Reports on Form 8-K                                        32

                  Signatures                                                               33

                                      -1-

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                                                               September 30,       December 31,
                                                                                                        1999               1998
-------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Current Assets:
  Cash                                                                                      $         122,423    $       17,052
  Prepaid expenses and other current assets                                                           356,982           278,352
  Current assets from discontinued operations                                                         268,105         1,269,055
-------------------------------------------------------------------------------------------------------------------------------
      Total current assets                                                                            747,510         1,564,459
-------------------------------------------------------------------------------------------------------------------------------
Property and Equipment - at cost, net of accumulated depreciation of
  $182,486 and $114,293, respectively                                                               4,420,559         3,195,169
-------------------------------------------------------------------------------------------------------------------------------
Other Assets:
  Security deposits                                                                                   179,723           161,796
  Deferred income tax asset, net of valuation allowance of $11,000,000                                      -                 -
  Long-term assets from discontinued operations                                                     2,135,045         1,869,732
-------------------------------------------------------------------------------------------------------------------------------
      Total other assets                                                                            2,314,768         2,031,528
-------------------------------------------------------------------------------------------------------------------------------
      Total Assets                                                                          $       7,482,837    $    6,791,156
===============================================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Current portion of debt                                                                   $               -    $       20,000
  Accounts payable and accrued expenses                                                             6,947,602         2,797,133
  Advance from customer                                                                                     -         1,000,000
  Current liabilities from discontinued operations                                                 12,545,976        12,317,168
-------------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                                    19,493,578        16,134,301

Debt, less current portion                                                                          9,880,000         9,880,000

Long-term Liabilities from Discontinued Operations                                                  1,042,716         1,042,716
-------------------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                            30,416,294        27,057,017
-------------------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies

Minority Interest in Consolidated Subsidiary                                                           86,018            86,018
-------------------------------------------------------------------------------------------------------------------------------
Stockholders' Deficiency:
  Preferred stock - $.001 par value; authorized 10,000,000 shares at September 30, 1999;
   2,000,000 shares designated as Series B convertible preferred stock, aggregate
   liquidation value - $1,871,000, issued and outstanding 1,871,000 shares                          1,871,000                 -
  500,000 shares designated as Series D convertible preferred stock, aggregate liquidation
   value - $4,600,000, issued and outstanding 466,000 shares                                        4,660,000                 -
  Common stock - $.01 par value; authorized 40,000,000 and
   10,000,000 shares, respectively; issued and outstanding 4,408,698 and 3,816,638
   shares, respectively                                                                                44,086            38,202
  Additional paid-in capital                                                                       75,407,898         4,008,029
  Options and warrants                                                                              2,720,071         2,687,461
  Treasury stock, at cost, 3,550 shares                                                               (11,978)          (11,978)
  Accumulated deficit                                                                            (107,710,552)      (27,073,593)
-------------------------------------------------------------------------------------------------------------------------------
      Stockholders' deficiency                                                                    (23,019,475)      (20,351,879)
-------------------------------------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Deficiency                                        $       7,482,837    $    6,791,156
===============================================================================================================================

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENT OF OPERATIONS

                                                           Three-month period ended            Nine-month period ended
                                                                   September 30,                    September 30,
                                                           ------------------------            -----------------------
                                                               1999            1998            1999            1998
                                                           ------------------------            -----------------------
 Costs and expenses:
   Selling, general and administrative                        $ (155,060)      $ 719,117      $ 1,920,643    $ 1,174,333
   Depreciation and amortization                                  25,883           6,191           68,193         19,384
------------------------------------------------------------------------------------------------------------------------

   Loss before minority interest in subsidiary
     loss, provision for income tax, and
     discontinued operations                                     129,177        (725,308)      (1,988,836)    (1,193,717)

 Minority interest in subsidiary loss                                  -           1,148                -          2,062

 Provision for income tax                                              -               -                -           (880)

 Discontinued operations:
   Loss from discontinued operations                          (2,004,682)     (4,565,768)      (6,369,412)    (6,874,220)
   Loss on disposal                                                    -               -      (47,108,711)             -
------------------------------------------------------------------------------------------------------------------------
    Net loss                                                  (1,875,505)     (5,289,928)     (55,466,959)    (8,066,755)
   Beneficial conversion feature of preferred stock                    -               -      (25,170,000)             -
------------------------------------------------------------------------------------------------------------------------
   Net loss applicable to common stock                       $(1,875,505)   $ (5,289,928)   $ (80,636,959)  $ (8,066,755)
========================================================================================================================

     Net loss per common share - basic                             (0.43)          (1.45)          (18.66)         (2.22)

     Weighted-average shares outstanding - basic               4,402,698       3,640,391        4,322,139      3,633,975


                                                                Six-month period ended
                                                                        June 30,
                                                                ----------------------
                                                                  1999          1998
                                                                ----------------------
 Costs and expenses:
   Selling, general and administrative                           2,075,703
   Depreciation and amortization                                    42,310
---------------------------------------------------------
                                                              ----------------------------
   Loss before minority interest in subsidiary                  (2,118,013)          -
     loss, provision for income tax, and                      ----------------------------
     discontinued operations

 Minority interest in subsidiary loss                                    -

 Provision for income tax                                                -

 Discontinued operations:
   Loss from discontinued operations                            (4,364,730)
   Loss on disposal                                            (47,108,711)
---------------------------------------------------------
    Net loss                                                   (53,591,454)          -
   Beneficial conversion feature of preferred stock            (25,170,000)
---------------------------------------------------------
   Net loss applicable to common stock                         (78,761,454)          -
=========================================================

     Net loss per common share - basic                              (18.39)

     Weighted-average shares outstanding - basic                 4,281,860

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                                                     (unaudited)
--------------------------------------------------------------------------------

                                                     Series B Preferred Stock        Series D Preferred Stock
                                                     Number of                        Number of
                                                      Shares          Amount          Shares          Amount
-----------------------------------------------------------------------------------------------------------------
 Balance at December 31, 1998                                -               -                -              -
 Issuance of preferred stock                         1,871,000     $ 1,871,000          466,000    $ 4,660,000
 Issuance of common stock for services                       -               -                -              -
 Issuance of options for services                            -               -                -              -
 Issuance of warrants in connection with debt                -               -                -              -
 Expiration of options and warrants                          -               -                -              -
 Preferred stock issuance cost                               -               -                -              -
 Issuance of common stock upon exercise of                   -               -                -              -
  options and warrants
 Loss on Disposal                                            -               -                -              -
 Beneficial dividend                                         -               -                -              -
 Other                                                       -               -                -              -
 Miscellaneous                                               -               -                -              -
 Net loss                                                    -               -                -              -
-----------------------------------------------------------------------------------------------------------------
 Balance at September 30, 1999                       1,871,000     $ 1,871,000          466,000    $ 4,660,000
=================================================================================================================
                                                  Additional                     Subscriptions
                                                   Paid-in      Options and        and Notes       Treasury
                                                   Capital         Warrants       Receivable         Stock
-----------------------------------------------------------------------------------------------------------------

 Balance at December 31, 1998                       $4,008,029      $2,687,461                -       ($11,978)
 Issuance of preferred stock                                 -               -                -              -
 Issuance of common stock for services               3,903,393               -                -              -
 Issuance of options for services                            -          31,500                -              -
 Issuance of warrants in connection with debt                -         734,473                -              -
 Expiration of options and warrants                     89,743         (89,743)               -              -
 Preferred stock issuance cost                         (85,000)                               -              -
 Issuance of common stock upon exercise                645,710        (643,620)          (5,000)             -
  of options and warrants                           41,636,097               -                -              -
 Loss on Disposal                                   25,170,000               -                -              -
 Beneficial dividend                                         -               -            5,000              -
 Other                                                  39,926               -                               -
 Net loss                                                    -               -                               -
-----------------------------------------------------------------------------------------------------------------
 Balance at September 30, 1999                     $75,407,898      $2,720,071                -       ($11,978)
=================================================================================================================

                                                                   Common Stock
                                                           Number of
                                                            Shares              Amount
-----------------------------------------------------------------------------------------
 Balance at December 31, 1998                               3,816,638            $ 38,202
 Issuance of preferred stock                                        -                   -
 Issuance of common stock for services                        295,012               2,950
 Issuance of options for services                                   -                   -
 Issuance of warrants in connection with debt                       -                   -
 Expiration of options and warrants                                 -                   -
 Preferred stock issuance cost                                      -                   -
 Issuance of common stock upon exercise of                    291,048               2,910
  options and warrants
 Loss on Disposal                                                   -                   -
 Beneficial dividend                                                -                   -
 Other                                                              -                   -
 Miscellaneous                                                  6,000                  24
 Net loss                                                           -                   -
-----------------------------------------------------------------------------------------
 Balance at September 30, 1999                              4,408,698            $ 44,086
=========================================================================================

                                                     Accumulated          Stockholders'
                                                         Deficit          Deficiency
-----------------------------------------------------------------------------------------

 Balance at December 31, 1998                            ($27,073,593)       ($20,351,879)
 Issuance of preferred stock                                        -           6,531,000
 Issuance of common stock for services                              -           3,906,343
 Issuance of options for services                                   -              31,500
 Issuance of warrants in connection with debt                       -             734,473
 Expiration of options and warrants                                 -
 Preferred stock issuance cost                                      -             (85,000)
 Issuance of common stock upon exercise                             -
  of options and warrants                                           -          41,636,097
 Loss on Disposal                                         (25,170,000)
 Beneficial dividend                                                -               5,000
 Other                                                              -              39,950
 Net loss                                                           -         (55,466,959)
-----------------------------------------------------------------------------------------
 Balance at September 30, 1999                          ($107,710,552)       ($23,019,475)
=========================================================================================


                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                     (unaudited)
--------------------------------------------------------------------------------


                                                                                             Nine-month period ended
                                                                                          September 30,
                                                                                                   1999              1998

---------------------------------------------------------------------------------------------------------------------------
 Cash flows from operating activities:
   Net loss                                                                               $ (55,466,959)      $(8,066,755)
   Adjustments to reconcile net loss to net cash used in operating activities:                4,762,266           180,026
     Stock, options and warrants issued for compensation or services
     Loss on Disposal                                                                        41,636,097                 -
     Amortization of debt discount and debt placement expenses                                                  2,512,356
     Depreciation                                                                                68,193           228,980
     Minority interest in subsidiary loss                                                             -            (2,062)
     Bad debt expense                                                                                               2,072
     Changes in operating assets and liabilities:
        Increase in prepaid expenses and other assets                                           (78,630)         (348,808)
        Increase in accounts receivable                                                                          (132,788)
        Increase in inventory                                                                                     (90,181)
        Decrease in current assets from discontinued operations                               1,000,950                 -
        Increase in security deposits                                                           (17,927)                -
        Increase in long-term assets from discontinued operations                              (265,313)                -
        Increase (decrease) in accounts payable and accrued expenses                          4,150,469        (1,257,579)
        Increase in deferred revenue                                                                              951,161
        Increase in customer deposits                                                                             280,345
        Increase (decrease) in other current liabilities                                     (1,000,000)          421,645
        Increase in current liabilities from discontinued operations                            228,808                 -
---------------------------------------------------------------------------------------------------------------------------
  Net cash used in operating activities                                                      (4,982,046)       (5,321,588)
---------------------------------------------------------------------------------------------------------------------------
 Cash flows used in investing activity - purchase of property and equipment                  (1,293,583)       (1,725,176)
---------------------------------------------------------------------------------------------------------------------------
 Cash flows from financing activities:
   Principal paid on capital leases                                                                              (154,667)
   Funds advanced on third-party debt, net of cash placement costs                                             11,586,126
   Proceeds from issuance of Series B preferred stock                                         1,821,000                 -
   Proceeds from issuance of Series D preferred stock                                         4,660,000                 -
   Proceeds from stock subscription                                                               5,000                 -
   Payment of preferred stock issuance cost                                                     (85,000)                -
   Payments on third-party debt                                                                 (20,000)       (2,000,000)
   Funds advanced by stockholder                                                                      -            15,000
   Payments of stockholder advances                                                                   -          (185,000)
---------------------------------------------------------------------------------------------------------------------------
 Net cash provided by financing activities                                                    6,381,000         9,261,459
---------------------------------------------------------------------------------------------------------------------------
 Net increase in cash                                                                           105,371         2,214,695

 Cash at beginning of period                                                                     17,052            44,400
---------------------------------------------------------------------------------------------------------------------------
 Cash at end of period                                                                    $     122,423       $ 2,259,095
===========================================================================================================================
 Supplemental disclosures of cash flow information:

   Cash paid during the period for interest from discontinued operations                  $      76,912       $   487,870
===========================================================================================================================
   Assets from discontinued operations acquired under capital leases                      $           -       $   591,026
===========================================================================================================================

                   PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
================================================================================
1. PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PICK Communications Corp. and Subsidiaries (collectively, the "Company") provide satellite-based Internet access and interactive multimedia services to end user service providers. In March 1999, the Company formed a new subsidiary, PICK Online.Com Inc., a media content aggregator using a satellite-based multicast delivery system for Internet Service Providers and Broadband Networks. The Company is headquartered and leases facilities in Miami, Florida.

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

The Company discontinued the operations of its telecommunication and prepaid calling card business consisting of PICK US, PICK Net and PICK Net UK. (See note
9).

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

                   PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
================================================================================

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

                   PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
================================================================================

2. PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets consist of the following:

                                    September 30,    December 31,
                                       1999             1998
 ----------------------------------------------------------------
 Sundry receivable                  $  3,100         $  3,100
 Computer equipment for resale        48,559           92,235
 Prepaid expenses                    119,906           96,552
 Advances and other current assets   155,397           86,465
 Deposits                             30,020             --
 ----------------------------------------------------------------
                                    $356,982         $278,352
================================================================================

3. PROPERTY AND EQUIPMENT:

Property and equipment, at cost, consists of the following:


                                     September 30,   December 31,     Estimated
                                        1999            1998         Useful Life
--------------------------------------------------------------------------------

Property, equipment and software $1,479,835 $ 835,674 3 and 5 years Asset development/
 installation-in-process              3,123,210      2,473,788
--------------------------------------------------------------------------------
                                      4,603,045      3,309,462
Less accumulated depreciation           182,486        114,293
--------------------------------------------------------------------------------
                                     $4,420,559     $3,195,169
================================================================================

                   PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
================================================================================

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

                   PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
================================================================================

5. DEBT:

Debt consists of the following:

                                  September 30,      December 31,
                                      1999              1998
-----------------------------------------------------------------
Private placement debt (a)        $9,880,000        $9,900,000
Less current portion of debt          --                20,000
-----------------------------------------------------------------
  Debt, less current portion      $9,880,000        $9,880,000
=================================================================


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

    On April 27,1999, the holders of the Original Notes, who control in excess of 99% of the principal, which was due on April 27, 1999, consented to restructure their Original Notes (the "Restructured Notes") and extend the maturity date until April 27, 2002. Additionally, the Company has the option to extend the maturity date for one additional year. Under the terms of the

                   PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
================================================================================

    restructuring, the Restructured Notes were convertible to shares of common stock at $10.00 or less per share (valued at $7,077,600), as defined in the terms of restructuring. The Restructured Notes automatically convert to common stock if the closing bid price exceeds $15.00 per share, as defined. The Conversion Price was reset to a minimum of $5.00 per share, as the Company issued shares of Common Stock or derivative securities (other than employee stock options) for less than the Conversion Price. In addition, if the Company extends the maturity date for an additional year, the Conversion Price shall be reduced to 50% of the then market price.

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

    In consideration for the restructuring, the consenting noteholders received the following: the right for a two-year period to exchange each existing warrant previously issued to the consenting noteholders for an aggregate of 988,000 shares of the Company's common stock (valued at $15,604,800). Additionally, the consenting noteholders may elect the right to receive from the Company an aggregate of 988,000 shares of the Company's common stock.

    In lieu of such shares of stock, the consenting noteholders can elect to have the conversion price, as defined, reduced to $5.00 per share (valued at $16,907,660) which has already occurred, so the 988,000 additional shares have been issued.

                   PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
================================================================================

    In consideration of the restructuring of the notes, the Company issued to Commonwealth 200,000 shares of common stock (valued at $3,440,000) plus warrants to purchase 50,000 of the Company's common stock at $13.75 per share (valued at $239,477). Additionally, warrants previously issued to Commonwealth will be exercisable at $1.00 per share (valued at $2,046,097).

    At September 30, 1999, management believes the cost of the restructuring has no future value. All deferred interest and placement charges were written off and included in the loss on disposal of discontinued operations.

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following:

                                   September 30,         December 31,
                                      1999                  1998
---------------------------------------------------------------------

Accounts payable - operating       $3,389,076           $   831,461
Accrued expenses - operating        2,492,526               315,672
Accrued expenses - for equipment    1,066,000             1,650,000
---------------------------------------------------------------------
                                   $6,947,602            $ 2,797,133
=====================================================================

                   PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
================================================================================

7. COMMITMENTS:

The Company leases facilities under noncancelable operating leases expiring through February 2004. The future minimum payments due under such leases are as follows:

Nine-month period ended September 30, 1999     $ 38,841

Year ending December 31,

                2000                            160,024
                2001                            164,825
                2002                            169,769
                2003                            144,994
                ----------------------------------------
                                               $678,453
================================================================================

Rent expense under operating leases was approximately $86,000 and approximately $4,500 for the nine-month periods ended September 30, 1999 and 1998, respectively. The Company has the right to renew its operating lease for terms of between five and fifteen years.

In September 1998, the Company entered into an employment agreement with a key executive commencing January 1, 1999. The agreement provides for annual base salaries of $300,000, $350,000, $400,000, $450,000 and $500,000 for the next five years and additional compensation, as defined in the agreement. In April 1999, the agreement was amended to have the key executive continue solely as chairman of the board.

                   PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
================================================================================

8. INCOME TAXES:

The Company's deferred tax assets at September 30, 1999, consist of the following:

         Federal                                $ 9,300,000
         State                                    1,700,000
         ----------------------------------------------------
                                                 11,000,000
Less valuation allowance                        (11,000,000)
         ----------------------------------------------------
Net deferred tax assets                        $     - 0 -
================================================================================

The deferred tax assets are comprised of the tax benefit of net operating loss carryforwards and capital loss carryforwards of approximately $20,000,000 and $8,300,000, respectively, at September 30, 1999. Net operating loss carry forwards from discontinued operations are approximately $12,500,000 at September 30, 1999. These losses are available to offset future taxable income through the years 2018 and 2003, respectively.


9. DISCONTINUED OPERATIONS:

On June 23, 1999, the Company formalized its plan to discontinue its telecommunications and prepaid calling card business consisting of PICK US, PICK Net and PICK Net UK. Accordingly, the telecommunications and prepaid calling card business are accounted for as a discontinued operation in the accompanying consolidated financial statements. The Company contracted to sell PICK Net and PICK Net UK on September 13, 1999 and discontinued the operation of PICK US. The sale of PICK Net and PICK Net UK was completed on January 13, 2000. Operating results of discontinued telecommunications and prepaid calling card business are as follows:

                   PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
================================================================================

Nine-month period ended September 30,               1999                 1998
--------------------------------------------------------------------------------

Sales of long-distance services                   $ 3,189,577       $ 1,796,735
Sales of prepaid calling cards                      2,192,812         4,442,234
--------------------------------------------------------------------------------
Net sales                                           5,382,389         6,239,069
--------------------------------------------------------------------------------

  Cost of sales                                     7,602,906         8,884,260
  Selling, general and administrative expenses      1,332,103         2,144,766
  Depreciation and amortization                       348,005           228,980
  Bad debt expense                                     27,832              --
--------------------------------------------------------------------------------
Total costs and expenses                            9,310,846        11,258,006
--------------------------------------------------------------------------------

Loss before amortization of debt placement expenses
  and interest expense                             (3,928,457)       (5,018,937)

Amortization of debt placement expenses
 and interest expense                               2,440,955          3,049,000
--------------------------------------------------------------------------------
Loss from discontinued operations                 $(6,369,412)       $(8,066,755
================================================================================

                   PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
================================================================================

Assets and liabilities of discontinued telecommunications and prepaid calling card business are as follows:

                                                 September 30,      December 31,
                                                     1999              1998
--------------------------------------------------------------------------------

Cash                                              $    74,588        $  231,499
Accounts Receivable, less allowance for
     doubtful accounts of $379,671 and
 $351,838, respectively                               107,188           737,786
Prepaid Expenses and Other Current Assets              86,329           299,770
--------------------------------------------------------------------------------
Current Assets from Discontinued Operations           268,105         1,269,055
--------------------------------------------------------------------------------
Property and Equipment - at cost, net of
 accumulated depreciation and amortization
 of $578,148 and $313,910, respectively             2,098,695         1,853,384
Security Deposits                                      36,350            16,348
--------------------------------------------------------------------------------
Long-term Assets from Discontinued Operations       2,135,045         1,869,732
--------------------------------------------------------------------------------
Current Liabilities:
  Current portion of debt (a)                       2,000,000         2,000,000
  Current portion of capital leases                    70,324           271,677
  Accounts payable and accrued expenses             6,850,770         4,893,844
  Deferred revenue - prepaid calling cards            391,720         2,183,806
  Other current liabilities                         3,233,162         2,967,841
--------------------------------------------------------------------------------
Current Liabilities from Discontinued
Operations                                         12,545,976        12,317,168
--------------------------------------------------------------------------------

Long-term Liabilities from Discontinued
Operations - capital leases, less current portion   1,042,716         1,042,716
--------------------------------------------------------------------------------
Liabilities, Net of Assets of Discontinued
Operations                                        $11,185,543       $10,221,097

                   PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
================================================================================

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

    On November 12, 1999, the Company issued to IDT a six-month note in the principal amount of $2,350,000. Pursuant to an agreement, dated November 12, 1999, the Company has agreed to issue to IDT 40,000 shares of PICK's common stock in exchange for IDT's warrants to purchase 40,000 shares of PICK's common stock, which shall be canceled upon such delivery, plus a restructuring fee of 50,000 shares of PICK common stock. The Company also agreed to pay $250,000 upon the earlier to occur of 30 days from the date of execution of the agreement or the completion of additional financing for at least $5,000,000 for PICK and shall make six monthly principal payments of $25,000 each on the last business day of each month following the issue date of this Note, beginning on November 15, 1999. In the event PICK elects to exercise its option to extend the maturity date of the Note from six months to three years, it shall deliver to IDT $375,000, payable in immediately available funds or, at the option of PICK, 37,500 shares of PICK's Common Stock.

                   PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
================================================================================

    Thereafter, PICK agrees to pay IDT $25,000 per month for 12 months, including the six monthly payments described above beginning on November 15, 1999. Interest is payable monthly at 9% per annum. The Note will automatically convert into common stock at $10.00 per share if the average price of the Company's common stock exceeds $15.00 per share for at least 20 consecutive days during which time the daily trading volume is at least 20,000 shares. All shares of common stock issued or issuable to IDT were included in a registration statement declared effective on November 12, 1999. PICK has been unable to make any required cash payments to IDT under the Note.

10. LITIGATION AND RESERVE FOR CONTINGENT LIABILITY:

The Company is, from time to time, party to litigation that arises in the ordinary course of its business operations or otherwise. Except as described below, the Company is not presently a party to any litigation that it believes would have a material adverse effect on its business.

In February 1997, the Company commenced a mediation action against American Telephone & Telegraph ("AT&T") seeking $10,000,000 in damages for breach of contract and fraudulent inducement and malicious conduct under a carrier agreement (the "Carrier Agreement") entered into in February 1996. The Company contracted with AT&T under the Carrier Agreement for inbound 800 service and outbound domestic and international long distance service. The Company claimed that AT&T reneged on certain commitments to provide the Company with lower international rates than the Company was invoiced by AT&T. AT&T claimed that the Company owed it in excess of $1,000,000. In 1996, the Company provided for a non-cash reserve of $1,750,000, which was reduced to $1,100,000 in the third quarter of 1997 and is a part of the Company's working capital deficiency. The reserve is included in other current liabilities in the accompanying consolidated financial statements.

                   PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
================================================================================

After two mediation sessions, AT&T indicated that it intended to withdraw from the mediation. Accordingly, on November 5, 1997, the Company filed for arbitration proceedings against AT&T and reduced its claim to $5,000,000. The trial began on April 19, 1999 and ended on April 22, 1999. In October 1999, the arbitrator found that AT&T was entitled to the gross claim of $1,776,000 minus credits found in the Company's favor of $399,000 for a net amount of $1,376,447 plus 9% interest per annum since January 31, 1997. A partial liability is included in discontinued operations which the Company has sold. However, the Company remains liable for the judgment and is without the funds to satisfy the judgment. Unless it is able to negotiate payment over an extended period of time this amount could force the Company into curtailing its operations or seeking protection under the bankruptcy laws. AT&T has converted the arbitration award into a judgment and is attempting to enforce its judgment.

During March 1999, Worldcom Network Services, Inc., d/b/a Wiltel, ("Worldcom") commenced a lawsuit against the Company in the United States District Court, Southern District of New York, demanding a judgment in the amount of $1,177,734 and interest at 18% per annum plus costs and expenses. The plaintiff alleges that the Company failed to pay for telecommunications services provided. On April 15, 1999, the Company and Worldcom agreed to a Settlement Agreement. Under the terms of the Settlement Agreement, the Company agreed to pay Worldcom $1,256,622 (the "Settlement") in exchange for a full and complete settlement of Worldcom's lawsuit against the Company. The Company agreed to pay the Settlement with interest at 16% per annum on or before January 16, 2000, and for Worldcom to discontinue, without prejudice, the legal proceedings until such date, although the Company has the option to extend the forbearance through January 16, 2001. The Company paid Worldcom a 100,000 share restructuring fee.

                   PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
================================================================================

In July 1999, L.D. Exchange.com, Inc., a vendor of PICK Net commenced arbitration proceedings against PICK Net before the American Arbitration Association in San Diego, California, alleging breach of contract. These proceedings involve the alleged nonpayment of between $250,000 and $500,000. At September 30, 1999 the Company's current liabilities included approximately $266,000 payable to L.D.Exchange.com,inc.

11. GOING CONCERN MATTERS:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred substantial recurring losses from operations, has a net capital deficiency in the amount of approximately $23,019,000 and has a working capital deficiency of approximately $18,746,000 at September 30, 1999 that raise substantial doubt about its ability to continue as a going concern. In addition, the Company had negative cash flow from operations in the nine-month period ended September 30, 1999 and the years ended December 31, 1998, 1997 and 1996.

Significant short-term obligations exist including the payment of a settlement with Worldcom in the amount of $1,256,622 (see Note 10) and a settlement with IDT to extend its $2,000,000 loan. (See Note 9(a)) and normal cash flows from operations. Without the Company's ability to extend the payout terms of the aforementioned liabilities or obtain additional long-term financing, as well as increasing revenue and/or decreasing expenses, the Company will be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of assets or classifications of liabilities should the Company be unable to continue as a going concern.

                   PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
================================================================================

Furthermore, the Company is in need of immediate financing for working capital. If the Company is able to obtain adequate funding it expects that its operations on a going-forward basis will be primarily through its PICK Sat subsidiary, which has only recently commenced operations and has not generated any revenue to date. The Company granted an option to Atlantic Tele-Network, Inc. ("ATN") to sell it 19.9% of the common stock of PICK Sat for $8,000,000, with an option to acquire an additional 31.1% for up to an additional $15,000,000 payable in 500,000 shares of ATN common stock or $15 million in cash or ATN common stock, whichever produces the higher value at the time of exercise of the option. The 31.1% option was not exercisable unless the initial 19.9% option was exercised in full. PICK Sat obtained interim loans in the amount of approximately $530,000 from ATN for the Company and its newly formed subsidiaries' operating expenses. ATN chose not to exercise the option. In addition, under a credit facility, one of PICK's former subsidiaries, PICK Net USA, has debt, including principal and interest accrued as of December 31, 1999, to ATN in the aggregate of $1,589,663. In accordance with the terms of the above loans from ATN, the $530,000 borrowed by PICK Sat and the $1,589,663 borrowed by PICK Net USA, all become due and payable on February 4, 2000 and has not been paid. On January 4, 2000, in connection with the completion of the sale of the Company's PICK Net subsidiaries, as well as the termination of the PICK Sat option, ATN received five-year warrants to purchase 1 million shares of PICK Common Stock exercisable at $2.00 per share.

On November 3, 1999, PICK Sat obtained a 120 day revolver for $500,000 (the "Revolver") from Tri-Links Investment Trust ("Tri-Links"). PICK Sat borrowed the entire $500,000 under the Revolver which bears interest at 13% per annum, increasing to l5% per annum upon default. The Revolver came due on March 3, 2000 and was extended until March l7, 2000. In connection with the Revolver, PICK agreed to use its best efforts to cause four designees of Tri-Links to be elected to the PICK Board of Directors. Tri-Links was issued warrants to purchase 2.5% of the issued and outstanding common stock of PICK Sat on a fully diluted basis.

                   PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
================================================================================

On January 26, 2000, Tri-Links, PICK and PICK Sat entered into an Amendment Agreement whereby the commitment under the Revolver was increased to $l million. Tri-Links simultaneously entered into a Participation Agreement with Group Technology for Scientific Equipment and Supplies ("Group Technology") for the unfunded $500,000 portion of the commitment, all of which has been loaned to PICK Sat. Group Technology was assigned the right to elect two of the four Directors and its assignee was given warrants to purchase 2.5% of the issued and outstanding common stock of PICK Sat on a fully diluted basis.

On March 3, 2000, upon PICK Sat's inability to repay the Revolver, PICK Sat entered into an Extension Agreement extending payment of the Revolver until March l7, 2000. In consideration of the extension and Tri-Links efforts to obtain additional funding for PICK Sat, Tri-Links and Group Technology were each granted warrants to purchase an additional one percent (1%) of the issued and outstanding common stock of PICK Sat.

Should the Company be unable to obtain interim financing in the near term the Company will be forced to cutback or suspend operations and/or seek protection under the bankruptcy laws. Although the Company is in the discussions with several sources of financing, there can be no assurance the Company will obtain such financing.

12. OTHER MATTERS AND SUBSEQUENT EVENTS

In March 1999, the board of directors authorized the issuance of 2,000,000 shares of Series B convertible preferred stock. The Series B convertible preferred stock has a stated par value of $.001 per share and 1,871,000 shares were issued, convertible into 1,871,000 shares of the Company's common stock at the rate of $1.00 per share. As of March 1, 2000, 1,270,000 shares of Series B convertible preferred stock had been converted into common stock.

                   PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
================================================================================

In April 1999, the board of directors authorized the issuance of 500,000 shares of Series D convertible preferred stock. The Series D convertible preferred stock has a stated par value of $.001 per share and was initially convertible into 1,190,500 shares of the Company's common stock at the rate of $4.20 per share. As of September 30, 1999, the Company had sold an aggregate of 466,000 shares of Series D convertible preferred stock for $4,660,000 prior to the payment of $324,500 of preferred stock placement costs. In addition, the Company issued an aggregate of 700,000 common stock purchase warrants in connection with the sale of Series D convertible preferred stock. Each Warrant is exercisable at $6.30 per share of common stock for a two-year period. On July 15, 1999, the Company sold 34,000 shares of Series D convertible preferred stock for $340,000 to Diego Leiva, chairman of the board. The purchase is evidenced by a recourse promissory note secured by a pledge of the securities. In January 2000, the conversion rate was adjusted so that the preferred stock converts into 2,500,000 shares at $2.00 per share. As of March 1, 2000, 249,500 shares of Series D Convertible Preferred Stock had been converted into common stock.

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

Material Changes in Results of Operations

On June 23, 1999, the Company's Board of Directors voted to sell or discontinue the telecommunications portion of its business in order to focus on the Internet services portion of its business conducted through its PICKSat, Inc. ("PICK Sat") and PICK Online.Com, Inc. ("PICK Online") subsidiaries. Accordingly, the financial statements reflect the discontinuance of the Company's PICK US, Inc., PICK Net Inc. and PICK Net UK PLC. subsidiaries. The closing of the sale of the PICK Net subsidiaries occurred on January 13, 2000.

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

Nine Months Ended September 30, 1999 Compared with September 30, 1998

Revenues:

The Company's continuing operation's, PICK Sat and PICK Online have yet to commence commercial operations and as such have not had any revenues.

Costs and Expenses:

Selling, general and administrative expenses increased to $1,920,643 for the nine months ended September 30, 1999 from $1,174,333 for the nine months ended September 30, 1998. PICKSat was in the organizational phase through the end of the third quarter of 1998 and as such had nominal expenditures in the nine months ended September 30, 1998, therefore, approximately $1 million of the increase is attributable to the newly formed subsidiaries, PICK Sat and PICK Online's start-up and development expenses. The Company also had a significant increase in salaries, outside consultants, accounting, legal, travel and public relations expense.
Contemporaneous with the Board's decision to sell or discontinue its telecommunications operations, and layoff or fire the associated personnel, it needed to retain outside professional services on an interim basis to handle the functions previously performed by salaried employees. Preparation of public filings and the negotiation of debt arrangements gave rise to the majority of the increase in expenses.

On September 13, 1999, the Company agreed to sell its PICK Net operations to Lebow Investments Ltd., a recently formed corporation ("Lebow"). Lebow agreed to be financially responsible for the PICK Net operations which received funding to continue operations commencing in September 1999 through the closing of this transaction which occurred on January 13, 2000. Simultaneously with the closing, Gulfsat Communications Co., a Kuwaiti company ("Gulfsat"), purchased all of the common stock of Lebow. Gulfsat was a principal vendor of services to the PICK Net companies which was owed approximately $1,555,000 as of October 31, 1999, primarily under a reciprocal telecommunications agreement and payment of which amount had been assumed by Lebow. In February 2000, Gulfsat defaulted under its agreements and discontinued operating PICK Net. In addition to the direct obligations of the Company, described hereinafter the Company retains substantial contingent liabilities on its discontinued operations if those liabilities are not paid.

Discontinued Operations

Total revenues amounted to approximately $5,382,000 for the nine months ended September 30, 1999, compared to approximately $6,239,000 for the nine months ended September 30, 1998, a decrease of approximately $857,000 prior to the discontinuance of operations. (See Note 9 of Notes to Consolidated Financial Statements for operating results of the discontinued operations.) The Company significantly curtailed its operations during the first half of 1998, while it installed and tested two, leased Siemens Digital Central Office Switches. These switches replaced switching services previously purchased from third party vendors. Consequently, the Company decided to curtail its marketing efforts for the sale of international long distance services until it completed this installation and until it had the capability to deliver traffic through Gulfsat. Therefore, for the nine months ended September 30, 1999, the Company generated international long distance revenue of approximately $3,190,000, compared with $1,797,000 for the nine months ended September 30, 1998. Prepaid telephone calling card revenues were $2,192,812 for the nine months ended September 30, 1999, compared to $4,442,234 for the nine months ended September 30, 1998. This latter increase is attributable to sales to Blackstone Calling Card, Inc. ("Blackstone") under the Company's agreement with Blackstone, a major marketer and distributor of prepaid telephone calling cards.

In the discontinued operations, the cost of telephone time purchased decreased from $8,884,260 to $7,602,906, as operations were being wound down.

Loss from Operations:

The Company's loss from continuing operations increased from approximately $1,194,000 to approximately $1,989,000 primarily due to the increases in aggregate salaries, selling, general and administrative costs as PICK Sat and PICK Online continued the development of their products and offerings and as PICK Sat began to move into the commercial deployment phase and other expenses as discussed under "Costs and Expenses" above.

Loss from discontinued operations deceased from $6,874,000 for the nine months ended September 30, 1998 to $6,369,000 for the nine months ended September 30, 1999.
The Company also recorded an additional loss on the disposal of the discontinued operations in the amount of $47,108,711. Of this amount, $46,033,711 is attributable to the writing off of the deferred interest and debt placement charges of the restructured notes which amounts are related to the discontinued operations and therefore will provide no future benefit. See Note 5 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

Material Changes in Financial Condition from December 31, 1998 to September 30, 1999

We are in need of immediate financing for working capital to finance its PICK Sat and PICK Online subsidiaries. Neither unit have generated any revenues to date.

In September, 1999 we have entered into an option agreement with Atlantic Tele-Network, Inc. (ATN) to sell them up to 19.9% of the common stock of PICK Sat for $8 million, with an option to acquire an additional 31.1% for an additional $15 million payable in 500,000 shares of ATN common stock or $15 million in cash or ATN common stock, whichever produces the higher value at the time of exercise of the option was exercised in full. PICK Sat obtained interim loans in the amount of $530,000 from ATN for the Company and its newly formed subsidiaries operating expenses. ATN chose not to exercise the option. In addition, under a credit facility, one of PICK's former subsidiaries, PICK Net USA, has debt, including principal and interest accrued as of December 31, 1999 in the aggregate of $1,589,663. In accordance with the terms of the above loans from ATN, the $530,000 borrowed by PICK Sat and the $1,589,663 borrowed by PICK Net USA, all become due and payable on February 4, 2000 and has not been paid. On January 4, 2000, in consideration with the completion of the sale of the Company's PICK Net subsidiaries, as well as the termination of the PICK Sat option, ATN received five-year warrants to purchase 1 million shares of PICK Common Stock exercisable at $2.00 per share.

On November 3, 1999, PICK Sat obtained a 120 day revolver for $5000,00 (the "Revolver") from Tri-Links Investment Trust ("Tri-Links"). PICK Sat borrowed the entire $500,000 under the Revolver which bears interest at 13% per annum, increasing to l5% per annum upon default. The Revolver came due on March 3, 2000 and was extended until March l7, 2000. In connection with the Revolver, PICK agreed to use its best efforts to cause four designees of Tri-Links to be elected to the PICK Board of Directors. Tri-Links was issued warrants to purchase 2.5% to the issued and outstanding common stock of PICK Sat on a fully diluted basis. On January 26, 2000, Tri-Links, PICK and PICK Sat entered into an Amendment Agreement whereby the commitment under the Revolver was increased to $l million. Tri-Links simultaneously entered into a Participation Agreement with Group Technology for Scientific Equipment and Supplies ("Group Technology") for the unfunded $500,000 portion of the commitment, all of which has been loaned to PICK Sat. Group Technology was assigned Tri-Links's right to elect two of the four Directors and its assignee was given warrants to purchase 2.5% of the issued and outstanding common stock of PICK Sat on a fully diluted basis.

On March 3, 2000, upon PICK Sat's inability to repay the Revolver, PICK Sat entered into an Extension Agreement extending payment of the Revolver until March l7, 2000. In consideration of the extension and Tri-Links efforts to obtain additional funding for PICK Sat, Tri-Links and Group Technology were each granted warrants to purchase an additional one percent (1%) of the issued and outstanding common stock of PICK Sat.

Should we be unable to obtain interim financing in the near term the Company will be forced to cutback or suspend operations and/or seek protection under the bankruptcy laws. Although the Company is in the discussions with several sources of financing, there can be no assurance the Company will obtain such financing.

Due to the losses discussed above, the Company's working capital deficit increased from approximately $14,570,000 as of December 31, 1998, to approximately $18,746,000 as of September 30, 1999, an increase of approximately $4,176,000, and the stockholders' deficiency changed from approximately a negative $20,352,000 at December 31, 1998 to approximately $23,019,000 at September 30, 1999, an increase in negative net worth of approximately $2,667,000.

Current assets decreased by approximately $817,000 primarily due to a decrease in current assets from discontinued operations. Cash increased by $105,371. This is the remaining cash from the proceeds of the Company's issuance of Preferred Stock during the second quarter of 1999. Current liabilities increased by approximately $3,359,000. This increase is largely due to net increases in accounts payable and accrued expenses as a result of increased business activity in the newly formed subsidiaries, funding of continued losses and greater sales volume, and an increase in current liabilities from discontinued operations offset, in part, by a decrease in deferred revenue for pre-paid calling cards and a decrease in the current portion of long term debt of $20,000.

As of September 30, 1999, approximately $19,494,000 of the liabilities of the Company mature or are subject to payment agreements calling for payment before the end of 1999. Management negotiated with the largest trade creditors to restructure a substantial portion of this short-term debt. The Company has reached certain agreements to make a down payment and convert the balance of the Company's obligation into long-term indebtedness and/or equity securities of the Company. See Notes 7, 9(a) and 10 of Notes to Consolidated Financial Statements. The Company has been unable to meet its monetary obligations under the revised agreements.

We were able to obtain equity investments totaling $6,481,000 during the nine months ended September 30, 1999. Of the total investments, $1,050,000 was recorded during the first quarter of 1999 and $5,431,000 was record in the second quarter of 1999.

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

The Company has elected to divest or terminate its telecommunication subsidiaries. We have recorded a charge to retained earnings of $47,108,711, as the loss on the discontinuance of the telecommunication units. This charge did not affect cash as described above.

Material Changes in Cash Flows

Cash increased during the nine months ended September 30, 1999, by approximately $105,000. This increase is attributable primarily to an increase in cash used in operating activities of approximately $4,982,000 and investing activities of $1,293,583. This is offset by increases in cash provided by financing activities of approximately $6,381,000, as described below.

Cash Flows from Operating Activities

Operating activities used approximately $4,982,000 in cash for the nine months ended September 30, 1999, compared with cash provided of approximately $5,322,000 for the nine months ended September 30, 1998. For the nine months ended September 30, 1999, the Company incurred a net loss of approximately $55,467,000, as compared to approximately $8,067,000 for the nine months ended September 30, 1998. The net loss for the nine months ended September 30, 1999 included a loss on disposal of discontinued operations of approximately $47,109,000. This loss of disposal included a non-cash debt restructuring charge of approximately $41,636,000 (See Note 5 of Notes to Consolidated Financial Statements) that related to the businesses being discontinued; the issuance of stock, options and warrants issued for services in the amount of approximately $4,762,000; none of which included a cash expense. The increased use of cash in operations in 1998 also resulted from the Company's increased sales in the prepaid calling card business under the Blackstone Agreement and sales of long distance services, which was partially offset by an increase in accounts payable and accrued expenses.

Cash Flows from Investing Activities

The Company's capital expenditures of approximately $1,294,000 for the nine months ended September 30, 1999 decreased over the nine months ended September 30, 1998 of $1,725,176. This decrease is attributable primarily to the Company's delay in development of the satellite-based Internet access, interactive multimedia structures for its PICK Sat and PICK Online subsidiaries.

Cash Flows from Financing Activities

During the nine months ended September 30, 1999, the Company had net cash provided by financing of approximately $6,381,000, as compared to net cash provided by financing of approximately $9,261,459 for the nine months ended September 30, 1998. The proceeds are from the issuance of the Series B and Series D preferred stock during the nine months ended September 30, 1999 compared to the repayments of various debts to third parties and shareholders for the nine months ended September 30, 1998. The 1999 amounts were offset by loan repayments and cost attributable to the issuance the preferred stock.

Impact of Year 2000:

There have been no material changes since the Company's disclosure in its Annual Report on Form 10-K for December 31, 1998.

Part II  Other Information

Item 1 - Legal Proceedings:

During the quarter ended September 30, 1999, there were no material changes in the Company's previously reported legal proceeding in its Annual Report on Form 10-K for December 31, 1998, except as described hereafter.

In February 1997, the Company commenced a mediation action against American Telephone & Telegraph ("AT&T") seeking $10,000,000 in damages for breach of contract and fraudulent inducement and malicious conduct under a carrier agreement (the "Carrier Agreement") entered into in February 1996. The Company contracted with AT&T under the Carrier Agreement for inbound 800 service and outbound domestic and international long distance service. The Company claimed that AT&T reneged on certain commitments to provide the Company with lower international rates than the Company was invoiced by AT&T. AT&T claimed that the Company owed it in excess of $1,000,000. In 1996, the Company provided for a non-cash reserve of $1,750,000, which was reduced to $1,100,000 in the third quarter of 1997 and is a part of the Company's working capital deficiency. The reserve is included in other current liabilities in the accompanying consolidated financial statements.

After two mediation sessions, AT&T indicated that it intended to withdraw from the mediation.
Accordingly, on November 5, 1997, the Company filed for arbitration proceedings against AT&T and reduced its claim to $5,000,000. The trial began on April 19, 1999 and ended on April 22, 1999. In October 1999, the arbitrator found that AT&T was entitled to the gross claim of $1,776,000 minus credits found in the Company's favor of $399,000 for a net amount of $1,376,447 plus 9% interest per annum since January 31, 1997. A partial liability is included in discontinued operations which the Company has sold. However, the Company remains liable for the judgment and is without the funds to satisfy the judgment. Unless it is able to negotiate payment over an extended period of time this amount could force the Company into curtailing its operations or seeking protection under the bankruptcy laws. AT&T has converted the arbitration award into a judgment and is attempting to enforce its judgment.

On or about March 15, 1999, Worldcom Network Services, Inc., d/b/a Wiltel, commenced a lawsuit against the Company in the United States District Court, Southern District of New York demanding a judgment in the amount of $1,177,734 and interest at 18% per annum plus costs and expenses. The plaintiff alleges that the Company failed to pay for telecommunications services provided. The Company and Worldcom have agreed to a Settlement Agreement. Under the terms of the Settlement Agreement, the Company agreed to pay Worldcom $1,256,622 (the "Settlement") in exchange for a full and complete settlement of Worldcom's lawsuit against the company. The Company agreed to pay the Settlement with interest at 16% per annum on or before January 16, 2000 and for Worldcom to discontinue, without prejudice, the legal proceedings until such date, although the Company has the option to extend the forbearance through January 16, 2001. The Company paid Worldcom a 100,000 share restructuring fee.

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

On April 14, 1999, the Company authorized the issuance of 500,000 shares of Series D Convertible Preferred Stock. The Series D Convertible Preferred Stock has a stated par value of $.001 per share, a liquidation preference of $10.00 per share and was initially convertible into Common Stock at a rate of $4.20 per share. As of June 28, 1999, the Company had sold $4,660,000 of Series D Convertible Preferred Stock convertible into 1,109,524 shares of Common Stock. In connection with the sale of Series D Convertible Preferred Stock, the Company has paid an aggregate of $324,500 of sales commissions and has issued two-year warrants to purchase 63,200 shares of Common Stock at $6.30 share. On July 15, 1999, Diego Leiva, Chairman of the Board of Directors of the Company, purchased $340,000 of Series D Convertible Preferred Stock convertible into 80,953 shares of Common Stock and warrants to purchase an additional 6,800 shares of Common Stock in exchange for a full recourse promissory note issued to the Company. As a result of subsequent issuances, the Series D Convertible Preferred Stock is currently convertible into Common Stock at a rate of $2.00 per share and the two-year warrants to purchase an equal number of shares of Common Stock are exercisable at $6.30 per share.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            27.1 Selected Financial Data.

        (b) Reports on Form 8-K.

                  A report on Form 8-K was filed for September 17, 1999
            reporting an event on Item 5, the agreements signed with Lebow Investments Ltd. and Atlantic Tele-Network, Inc.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 8, 2000                       PICK COMMUNICATIONS CORP.


                                          By:   /s/ Diego Leiva
                                          --------------------------------------
                                          Diego Leiva
                                          (Principal Executive Officer
                                          and Acting Chief Financial Officer)
                                          Chairman of the Board