Form 10-K
period 1999-12-31
PICK COMMUNICATIONS CORP
filed 2000-06-07
CIK 1006282

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

                        Commission file number is 0-27604

                            PICK COMMUNICATIONS CORP.
                            -------------------------
             (Exact Name of Registrant as Specified in its Charter)

         Nevada                                        75-2107261
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or jurisdiction)

8401 NW 53rd Terrace, Miami, FL                          33166
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code: (305) 717-1500

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [ X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of the 9,044,846 shares of voting stock held by non-affiliates of the Registrant as of May 31, 2000 was $7,326,325 (assuming solely for purposes of this calculation that all directors and officers but not greater than 5% stockholders of the Registrant are "affiliates").

The number of shares outstanding of the Registrant's Common Stock, par value $0.01 per share, as of May 12, 2000 was 10,471,996.

Documents incorporated by reference: None.

                                     PART I


         This Report includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding expected future revenues and expenses. Forward-looking statements relate to plans and expectations of the Company and are subject to risks and uncertainties, including the Company's ability to implement its business plan and strategy and launch its PICK Sat services, the Company's need for additional funding, the repayment of substantial short-term indebtedness, contingent liabilities of the Company on its discontinued operations, significant and continuing losses, dependence on a limited number of customers, dependence on the Internet, the timely development and acceptance of new products in a constantly evolving Internet industry, the impact of competitive products and pricing, government regulations and other risks detailed from time to time in the Company's SEC reports.

Item 1: Business

(a) General Development of the Business

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

         The Company currently has two active subsidiaries, PICK Sat, Inc., incorporated under the laws of Florida in December 1997 and PICK Online.Com Inc., incorporated under the laws of Florida in March 1999. PICK Sat and PICK Online are both developing companies. The Company's current focus is our PICK Sat subsidiary which has just begun commercial operations. PICK Sat has developed satellite-based, broadband Internet services. PICK Sat is marketing its services to media companies, large corporations, cable companies, Internet Service Providers ("ISPs") and end-users. PICK Sat is focusing its initial marketing efforts in certain areas of the United States and Latin America, where PICK Sat's services have a greater cost advantage due to the higher costs of terrestrial Internet service in those areas.

         PICK Sat services include Fuego(TM), a broad-band Internet access designed for home use through existing cable television operations, and SkyRelay(TM), which provides bandwidth to corporate local-area networks (LANs) and Internet service providers (ISPs). Other branded service products are expected to be announced later this year.

         On June 23, 1999, the PICK Board of Directors voted to sell or discontinue the long distance telecommunications and prepaid calling card business of PICK US, Inc., PICK Net, Inc., and PICK Net UK PLC (alternatively, "PICK Net"). PICK terminated marketing and distribution of prepaid telephone calling cards through PICK US, Inc. On January 18, 2000, PICK completed the sale of all of the stock of PICK Net which provided international long distance services to other carriers and resellers, for nominal value, and have up to approximately $10.7 million of their liabilities assumed. Subsequent to the closing of the sale of PICK Net, the buyer defaulted on its payment obligation. The Company has demanded compliance by the buyer or it will pursue all legal remedies against the buyer. See "Narrative Description of Business."

         In April 2000, a group of investors from Europe and the Middle East committed an aggregate of $10 million to PICK Sat (the "PICK Sat Financing"), to occur over a l2 month period. The Investors will acquire 20% ownership of PICK Sat and will be issued equity on the basis of 1% for every $500,000 invested. As of June 5, 2000, $1 million had been invested in PICK Sat. See Item 7. "Management's Discussion and Analysis of Financial Condition of Results of Operations."

Note Restructuring

         Between July 29 and September 8, 1998, the Company sold an aggregate of 99 Units in a bridge loan (the "July Bridge Loan") for gross proceeds of $9,900,000 warrants to purchase 990,000 shares of the Company's common stock at $5.00 per share for five years, for gross proceeds of $9,000,000. The Company allocated $8,587,066 of the gross sale proceeds to the debt and $1,312,934 to the warrants. The $1,312,934 discount was amortized as interest expense over the original 120-day life of the July Bridge Note. A security interest in the Company's (but not its subsidiaries) assets was filed on behalf of the investors in the July Bridge Loan.

         On April 27, 1999, $9,880,000 of the $9,900,000 in principal amount of the Noteholders consented to a restructuring (the "Restructuring") to amend their Notes (the "Amended Notes"), which had been conditioned on at least 80% approval. The Noteholders agreed to (a) exchange 988,000 shares of common stock registered for the warrants issued in connection with the original issuance of the Notes, 245,750 shares for the warrants issued in connection with an extension of the July Bridge Loan and 388,040 shares pursuant to the anti-dilution provisions of the warrants, and (b) receive one share of common stock for every ten dollar ($10.00) principal amount of the Amended Notes, or an aggregate of 988,000 shares of Common Stock. The conversion price of the Amended Notes was subsequently adjusted from $10.00 to $5.00 per share pursuant to the anti-dilution provisions of the Notes. Commonwealth Associates and its designees ("Commonwealth"), as agent for the Noteholders, was paid 200,000 shares, plus warrants to purchase 50,000 shares exercisable at $13.75 per share, with the exercise price of warrants previously issued to Commonwealth reduced to $1.00 per share.

         The maturity date of the Amended Notes is April 27, 2002. The Company has the option to extend the maturity date for one additional year, in which event the Conversion Price shall be subject to adjustment to 50% of the then average closing bid price of the Common Stock.

         The Amended Notes shall be automatically converted into shares of common stock in the event that the closing bid price for the common stock has exceeded $15.00 per share for 20 consecutive trading days. Commonwealth is entitled to designate one nominee to the Board and the Noteholders shall have the right to nominate one person to a reconstructed Board consisting of a majority of independent Directors. Neither right to designate a nominee has been exercised.

(b)   Financial Information about Segments.

      The Company's operations have all been in one industry segment.

(c)   Narrative Description of Business.

Satellite Delivered Internet Services

         PICK Sat has developed an Internet delivery platform that leverages the inherent benefits of satellite transmission. The PICK Sat platform is an open-platform capable of transmitting unicast and multicast Internet data. Unicast data transmission is Internet traffic direct to a single user and is the traditional Internet transmission methodology. PICK Sat combines it with a satellite broadcast to rapidly deploy broadband Internet services at cost effective prices. Multicast transmission is Internet traffic that can be received by more than one user at the same time. This makes it well suited for the delivery of streaming media including radio and video, music, and software downloads.

         PICK Sat's technologies, which were achieved in collaboration with MicroSoft, Phillips, Harmonic Data, and other partners, also allows for the delivery of data via satellite directly to routers on the Internet, instead of moving the data over terrestrial links that exist between these routers.

         PICK Sat will market PICK Sat services initially in certain areas in Latin America as well as certain ex-urban areas of the United States. PICK Sat services include Fuego(TM), a broad-based Internet access designed for home use through existing cable television operations. The initial primary market penetration will be to cable, both coaxial and wireless, and TV operators who wish to deploy broadband Internet access to their customers as a value added product. Sky Relay(TM) services will provide bandwidth Internet services to local-area networks (LANS), Internet Service Providers ("ISPs"), corporations, telephone companies and other users of Internet services. PICK Sat's SkyRelay service was first demonstrated live in the GlobalXchange/Telia booth at Comdex '99 in Miami last September. SkyRelay is a cost-effective, satellite-delivered, high-speed Internet solution. GlobalXchange was PICK Sat's first reseller of the SkyRelay product, which is targeted to ISPs, corporations, government agencies, schools, hotels and other users throughout Latin America and the Caribbean, and users in the United States where land lines for high-speed Internet access are either costly or unavailable. Further, there is also a shortage of adequate backbone facilities in Latin America. This results in slow speeds, poor transmission quality and high prices to end users. PICK Sat will collect per subscriber fees or fixed monthly site charges from cable companies, ISPs and other network services companies who use PICK Sat for Internet service.

         PICK Sat multicast services are well suited for distance learning applications, intra-company video events and large file transfers for enterprises with multiple sites or remote customers. These applications are designed to leverage the inherent advantages that satellites bring to the simultaneous transmission of a message or images to a geographically dispersed audience. PICK Sat will charge one-time and recurring monthly charges to commercial distance learning customers and file-transfer customers.

         Until the completion of funding in May 2000, PICK Sat was unable to complete its' Network Operating Center ("NOC"). PICK Sat is operating out of temporary facilities in Miami, Florida and will be headquartered in a 13,000 sq. ft. facility in Miami, FL at Koger Park, where an advanced NOC is currently under construction. This facility will provide ample room for expansion and anticipated customer transmission requirements. Additionally, a satellite broadcast dish farm may be constructed next to the building.

         In connection with the commitment for the $10 million PICK Sat financing in May 2000, an independent Board of Directors and new management were hired by PICK Sat. The financing is to commercialize PICK Sat's operations which the Company was unable to fund previously. See "Management".

         PICK Sat presently offers customers three different types of service: broadband Internet service, asymmetric Internet backbone services, data delivery services, and video broadcast services. Broadband Internet service allows cable TV operators to deploy high speed Internet service to their customers on a cost effective, turnkey, basis. Internet backbone services allow users requiring commercial amounts of bandwidth who are located in geographic regions of high Internet connectivity cost, a cost effective alternative for additional bandwidth requirements. Data delivery services allow for the simultaneous distribution of data, video, audio and multimedia files, to single users or groups of users over a geographically dispersed area. Broadcast delivery services allow for the delivery of real time audio and video feeds to single users or groups of users also over a geographically dispersed area.

Initial Customers

         The PICK Sat system provides real time multicast file delivery via satellite and has accomplished its intended near term goal of true wide band broadcast satellite distribution ability. As such, PICK Sat's first customer, Cadena Latinoamericana de Television, Inc. ("CLT"), is an owner and distributor of Spanish-language video programming. CLT will utilize a PICK Sat service to transmit video content in Internet Protocol (IP) format to cable networks and broadcast television stations in Latin America. CLT is currently using courier services to send more than 20,000 Betacam cassettes a year to its affiliates. CLT, using the PICK Sat service, will now transmit video files to affiliate stations who will receive the files via satellite dish, store them on a server, and decode them into Betacam format as needed for local playout. An agreement between the parties has been terminated and the parties are negotiating a new contract.

         Between August and October 1999, PICK Sat entered into Internet Distribution Agreements with four cable television companies located in Mexico. These Mexican cable contracts are for PICK Sat to provide its Fuego broad-band Internet access on an exclusive basis to the cable companies' facilities which will permit the cable companies to provide Internet access to their end-user customers. PICK Sat is to provide Internet access by means of the PICK Sat Internet Protocol satellite delivery platform or substantially equal or better Internet access.

         PICK Sat and the cable companies have been testing the equipment and making installations, however, PICK Sat was without adequate funds to implement the contracts on a larger scale. PICK Sat has started receiving the necessary funds to be able to commercialize its services and expects to invoice its first customers in June 2000. The agreements are for five years with renewal provisions.

         In addition to the services previously described, PICK Sat has identified business models which includes: institutional and corporate distance learning; push technology hosting; news group caching; web page caching; and secured corporate data file distribution and replication. All of these products can utilize the same operating platform, personal and technology as PICK Sat's currently deployed products. Deployment of these products would be subject to the refinement of the technology, the development of implementation procedures, the establishment of product pricing and the raising of additional funds to launch marketing efforts.

         Demand for multicast services that can be provided by the PICK Sat platform continues to grow as margin conscious distributors and media content companies search for cost effective solutions to deliver greater amounts of bandwidth data. Based on Management's knowledge of the industry, PICK Sat believes it will be able to begin servicing content providers including PICK Online.Com.

         In June 1998, PICK Sat entered into agreements for hardware with Philips Digital Video Systems Company ("Philips") and software with MicroSoft Corporation ("MicroSoft") for the above-described broadband interactive service. Pursuant to the Company's strategic agreement with Philips, the Company obtained the right to use the Philips Clevercast(TM) end-to-end data broadcasting system and the Philips PC-DVB Digital Receiver Cards designed to be installed into all modern multimedia PCs and to be integrated into PC software via the Windows 95, 98 and NT features. This will allow PC desktop users to receive satellite transmissions of digital data, television audio, high speed Internet, E-commerce and other multimedia applications. MicroSoft provided software solutions to support PICK Sat's services. This is expected to be among the first satellite interactive platforms that will use the complete range of MicroSoft's server software solutions. The

Company's Commitment to Cooperate with MicroSoft provides for MicroSoft to license certain equipment and provide technical support, consulting services, know-how and training to the Company for three years in exchange for a license fee with an initial platform license fee and monthly fees based on usage. MicroSoft may terminate the commitment to cooperate as the Company is in default of payments to MicroSoft and if the Company does not have a certain amount of subscribers after two years of commercial operation.

PICK Online.Com

         PICK Online.Com, a wholly-owned subsidiary, is a multi-media content aggregator and delivery provider of audio and video streaming content (broadcasts) for ISPs and broadband networks. PICK Online.Com's primary service is PICK Radio with more than 850 radio stations worldwide. Utilizing the PICK Sat platform, PICK Online intends to deliver its content to the "Edge of the Internet". PICK Sat will provide the satellite-based platform for PICK Online.Com and will contract for, assemble and broadcast live streams of audio and video from broadcast radio stations, broadcast TV stations and other streaming content from anywhere in the world. The Company intends to concentrate corporate resources first on PICK Sat as funds become available and then fund the operations of PICK Online.Com.

         PICK Online.Com's initial goal is to offer radio and later TV stations, the ability to reach an audience as IP Multicasting was intended to, but in a more effective and economical way. Multicasting is a method of disseminating an audio or video Internet media stream that is normally made available from a source to a single end user and instead making it available to an unlimited number of end users.

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

         PICK Online.Com will have the ability to deliver IP data directly to ISPs, LANs, Broadband networks and any other IP end user "node" at the Edge of the Internet. PICK Online.Com is intended to be the portal for end users to access multicast radio and TV streaming content. The service will use MicroSoft Media Server to encode signals and multicast them efficiently to Internet Edge points. End users will be able to listen to or watch a stream via their ISP or Broadband provided through their MicroSoft browser not knowing that the stream is multicast and delivered via satellite.

         Terrestrial technology using increasing quantities of the Internet backbone has been available for some time, but has only been implemented in a relatively small number of locations. To work properly, terrestrial multicasting requires Internet-wide implementation which is both costly and time consuming. PICK Online.Com "leapfrogs" the Internet infrastructure and delivers streaming content directly to the Edge of the Internet. This not only gets the streams there with higher quality, but also without using any of the provider's expensive and limited backbone bandwidth, however, was without funds to continue until the Spring of 2000.

Customers, Sales and Marketing

         PICK Sat commenced its marketing efforts in March 1999 on a limited basis, however, was without funds to continue until the Spring of 2000. PICK Sat is marketing to companies that transmit large amounts of data (including video) to multiple locations, including television broadcasters and programmers, corporations and other institutions, and to ISPs and cable television companies with existing subscriber bases for the delivery of "customer specific content" to such customer's end users. PICK Sat believes that this strategy will enable it to market to a broader base of clients and gain subscribers without the high costs of direct sales, while retaining its primary focus, service delivery. As such, a necessary client base will include content providers whose products can be bundled for distribution through PICK Sat's ISP and cable television clients or directly to offices and homes. This approach enables PICK Sat to negotiate with clients on a global basis. For example, European content providers wishing to deliver content to South and Central America, can do so through PICK Sat's contracts with South and Central American ISPs and cable television companies. Both clients benefit since the content provider broadens its base of distribution and the cable Company enhances the quality and volume of end user choices. In addition, PICK Sat will market to corporations looking to broadcast presentations and training courses to their locations worldwide.

         PICK Online.Com intends to market its service first to radio stations already hosted on the Internet. Full marketing activities will not commence, however, until after PICK Sat has available sufficient funds for marketing and sales. PICK Online.Com does not initially charge radio stations for them to participate. For ISPs, an initial number of reception cards and dishes will be given away with no charge for service until a predetermined number of radio stations becomes available.

         Media-rich banner advertising opportunities on the Internet will exist for both PICK Online.Com and its affiliate broadcasters and IP service providers. Banners for local ads will alternate with national ads at both the PICK Online.Com home page, as well as www.pickradio.com radio station page.

         Banner space on the PICK Online.Com home page will be allocated for local area ISP sales while radio station (destination) banners will be allocated for radio station ad sales. Advertising space will be made available on consignment with a share of the revenue going to PICK Online.Com. It is expected that PICK Online.Com will sell banner space on both pages and charge for creation and insertion of banners.

         Once there is an established network of Internet Edge providers, PICK Online.Com will be able to offer one-to-many closed circuit broadcasts of audio and video for teleconferencing distant education, pay-per-view events or other multicast applications.

         In addition to aggregating radio stations and later TV stations for broadcasting through its Web site portal, PICK Online.Com seeks to partner with other important content providers to have them see the benefit of making their content available on PICK Online.Com. MicroSoft has recognized the potential of PICK Online.Com as a link to its new Internet Explorer 5.0 browser. MicroSoft Windows Media Server and Player are integral parts of PICK Online.Com services.

         Through December 31, 1999, all of the Company's sales were derived from its international long distance telecommunications services. In 1999, approximately 41%, 20% and 14% of the Company's sales were from three customers, Blackstone Calling Card, Inc., IDT Corporation and World Access. Blackstone and IDT accounted for approximately 72% and 10% of the Company's sales in 1998. In 1997, approximately 19% and 13% of the Company's sales were derived from two customers, Trescom and DC Communications Corp.

Competition

         The Internet services business is highly competitive and there are few significant barriers to entry. Currently, the Company competes with a number of national and local ISPs. In addition, a number of multinational corporations, including giant communications carriers such as AT&T, MCI/Worldcom, Sprint and some of the regional Bell operating companies, are offering Internet access or on-line services. The Company also faces significant competition from Internet access consolidators and from on-line service firms such as America Online
(AOL), CompuServe, and Prodigy. The Company believes that new competitors which may include computer software and services, telephone, media, publishing, cable television and other companies, are likely to enter the on-line services market.

         In addition, PICK Sat believes that the Internet service and on-line service businesses will further consolidate in the future, which could result in increased price and other competition in the industry and adversely impact PICK Sat. A number of on-line services have lowered their monthly service fees, which may cause PICK Sat to lower its monthly fees in order to compete.

         PICK Sat believes that the primary competitive factors among Internet access providers are price, customer support, technical expertise, local presence in a market, ease of use, variety of value-added services and reliability. PICK Sat believes it will be able to compete favorably in these areas. PICK Sat's success in the high-speed Internet market will depend heavily upon its ability to provide high quality Internet connectivity and value-added Internet services targeted in select markets. Other factors that will affect PICK Sat's success in these markets include PICK Sat's continued ability to attract additional experienced marketing, sales and management talent, and the expansion of support, training and field service capabilities.

         PICK Online.Com expects to be able to market its services to radio and TV stations who want to reach large Internet audiences and by IP service providers who are experiencing backbone bandwidth limitation and are not able to deliver good quality streaming due to increased usage by their subscribers to streaming media services. The Company is not aware of any other company today that can offer streaming services to any ISPs and, in turn, to end users in the same manner as PICK Online.Com. The company that has been the most successful in providing streaming services is Broadcast.com. This operator has well over 800 radio and TV streams available through its Web site and uses terrestrial IP multicasting over the Internet. However, Broadcast.com multicasts to only a limited number of member ISPs and through private land line connections. Part of Broadcast.com's strength has been in using its private terrestrial infrastructure to sell other specialized high margin services such as teleconferencing, pay-per view and other types of Web events. Another strength is its signing of hundreds of exclusive content agreements with broadcasters, sports teams and a number of music and audio CDs.

         PICK Online.Com's major strength is its ability to send its multicast signal to an unlimited number of ISPs almost immediately and at a low cost. There are hundreds of radio and TV stations that are not on Broadcast.com or even on the Internet at all. More streams to more Edge of the Internet sites and the ability to roll out quickly are all factors in how PICK Online.Com will compete against Broadcast.com. Many of the Company's competitors possess financial resources significantly greater than those of the Company and, accordingly, could initiate and support prolonged price competition to gain market share. If significant price competition were to develop, the Company might be forced to lower its prices, possibly for a protracted period, which would have a material adverse effect on its financial condition and results of operations and could threaten its economic viability.

Patents and Trademarks

         The Company has obtained or applied for trademark registrations for the name PICK and of each of its subsidiaries. The Company and a non-affiliate are joint owners of a patent on the technology for a microprocessor-controlled prepaid cellular telephone system, which has not been marketed by the Company.

Government Regulation

          The Company is subject to regulations administered by the Occupational Safety and Health Administration, various state agencies and county and local authorities acting in cooperation with federal and state authorities. The extensive regulatory framework imposes significant compliance burdens and risks on the Company. Governmental authorities have the power to enforce compliance with these regulations and to obtain injunctions or impose civil and criminal fines in the case of violations.

Discontinued Operations

         On June 23, 1999, the Company's Board of Directors voted to sell or discontinue the long distance telephone service portion of its business to focus on the Internet services portion of its business. The Company terminated marketing and distribution of prepaid telephone calling cards through PICK US, Inc. The Company entered into a definitive agreement on September 13, 1999, as described below, to sell the stock of PICK Net Inc. and PICK Net UK PLC (collectively "PICK Net"), both of which provided international long distance services to other carriers and resellers, for nominal value, and have up to approximately $10.7 million of their liabilities assumed including capitalized leases. The sale of PICK Net occurred in January 2000. The Company still has contingent liabilities of approximately $4.6 million of indebtedness which was assumed as part of the sale of PICK Net. The contingent liabilities described below primarily include: (a) a promissory note in the principal amount of $2,350,000 payable to IDT Corporation by May 2001 and (b) approximately $2.1 million of indebtedness to Atlantic Tele-Network Inc. incurred by PICK Sat and PICK Net. As of December 31, 1999, the Company had approximately an additional $19 million of indebtedness of its own, exclusive of its subsidiaries, which includes $9.9 of Senior Secured Notes due April 2002.

         On September 17, 1999, PICK agreed to sell PICK Net Inc. and PICK Net UK PLC (collectively, ("PICK Net"), both wholly-owned subsidiaries of the Registrant, to Lebow Investments Ltd. ("Lebow"), pursuant to a Stock Purchase Agreement (the "SPA") dated as of September 13, 1999. Pursuant to the SPA, Lebow agreed to purchase all of the outstanding capital stock of PICK Net from the Registrant for $2.00 in cash and assume up to $8,900,000 in liabilities owed to vendors and creditors of PICK Net plus up to $1,100,000 in potential liabilities to AT&T as a result of arbitration proceedings. Lebow agreed to be financially responsible for PICK Net. PICK Net borrowed an aggregate principal amount of $1,548,000 with interest thereon to continue operations. The loans are evidenced by a promissory note dated September 13, 1999 in the aggregate amount of $5,000,000 pursuant to a Discretionary Credit Agreement between PICK Net and Atlantic Tele-Network Inc. ("ATN"). This indebtedness was guaranteed by PICK
Sat and secured by certain assets of PICK Sat. Subject to closing under the SPA, Lebow granted to ATN the PICK Net Option to purchase from Lebow all of the outstanding capital stock of PICK Net.

         On September 17, 1999, PICK, PICK Sat, and ATN entered into a PICK Sat Option Agreement (the "Option Agreement") dated as of September 13, 1999. Pursuant to the Option Agreement, PICK Sat granted to ATN an option to sell them up to 19.9% of the common stock of PICK Sat for $8 million, with an option to acquire an additional 31.1% for an additional $15 million payable either (i) in 500,000 shares of ATN common stock or (ii) a combination of $15 million in cash and ATN common stock, whichever produces the higher value at the time of exercise of the option. PICK Sat obtained interim loans in the amount of $476,000 from ATN for its operating expenses.

         On November 4, 1999, ATN notified the Company of its intention not to exercise its option to purchase PICK Net and demanded repayment of loans to PICK Net and PICK Sat in the amount of approximately $2.1 million by February 5, 2000. ATN also indicated that it would not exercise its option to acquire PICK Sat at the time when it told the Company it would not acquire PICK Net. The loans have not been repaid and the Company is continuing negotiations with ATN as to the terms of their repayment. The parties entered into a standstill agreement which expired on May 3, 2000.

         In late 1997, the Company entered into a reciprocal telecommunications agreement for international long distance multimedia telecommunication in Africa, the Middle East and Asia, via satellite, with Gulfsat Communications Company ("Gulfsat"), a Kuwait based satellite telecommunications firm primarily engaged in providing VSAT (Very Small Aperture Terminal) solutions world wide, which agreement, as amended in March 1998, terminates on February 28, 2003. However, the Company required additional financing, which was not then available, to increase its ability to capitalize on the Gulfsat agreement and the Company believed there were better opportunities available for PICK Sat.

         On January 18, 2000, the SPA was amended to reduce the aggregate liabilities assumed by Lebow to approximately $10.7 million including capitalized leases. Included in these liabilities was all of the above-disclosed indebtedness of PICK Net and PICK Sat to ATN in the aggregate amount of approximately $2.1 million. Simultaneously, Gulfsat purchased all of the Common Stock of Lebow, a British Virgin Islands corporation, for nominal consideration. ATN terminated its PICK Sat Option and received five year warrants to purchase one million shares of PICK at $2.00 per share. Gulfsat was granted five-year warrants to purchase 2% of the issued and outstanding Common Stock of PICK Sat plus all then outstanding derivative securities of PICK Sat. These warrants are exercisable at 50% of the initial public offering price or private placement resulting in a change of control of PICK Sat if such event occurs on or before December 31, 2000, or otherwise for an aggregate purchase price of $370,000.

         Following the closing of the sale of PICK Net on January 18, 2000, Gulfsat continued to fund the operations of PICK Net. Gulfsat paid approximately $225,000 and $283,000 in cash to PICK Net as of December 31, 1999 and February 29, 2000, respectively, to pay indebtedness and working capital of PICK Net. Gulfsat also made circuits available to customers of PICK Net with a value of approximately $630,000. Gulfsat subsequently advised PICK that it will no longer fund the obligations of PICK Net. In May 2000, PICK demanded compliance by Lebow and Gulfsat of their obligations under the SPA and will pursue appropriate legal action if these demands are not satisfied.

         In late 1996, the Company entered into a reciprocal telecommunications agreement with IDT Corporation ("IDT"), one of the Company's customers/carriers. Under the agreement, IDT agreed to purchase certain telecommunication services from the Company, and the Company agreed to purchase certain telecommunications services from IDT. Pursuant to the agreement, IDT loaned the Company $2,000,000 in working capital financing for one year, which matured on February 9, 1999. The Company and IDT reached an agreement to execute a new six-month note executed by PICK Net in the principal amount of $2,350,000 and guaranteed by PICK. The Company agreed to issue to IDT 40,000 shares of PICK's common stock in exchange for IDT's warrants to purchase 40,000 shares of PICK's common stock, which shall be canceled upon such delivery, plus a restructuring fee of 50,000 shares of PICK common stock. The Company also agreed to pay $250,000 upon the earlier to occur of 30 days from the date of execution of the agreement or the completion of additional financing for at least $5 million for PICK and shall make six monthly principal payments of $25,000 each on the last business day of each month following the issue date of this Note, beginning on December 31, 1999. In the event PICK elects to exercise its option to extend the maturity date of the Note from six months to three years, it shall deliver to IDT $375,000, payable in immediately available funds or, at the option of PICK, 37,500 shares of PICK's Common Stock. Thereafter, PICK agrees to pay IDT in addition to the initial six payments of $25,000 each, $100,000 per month for 6 months, and six payments of $200,000 each in months 13-18 and the final payment of principal and interest in the 19th month. Interest is payable monthly at 9% per annum and the Note will be pre-paid pro rata in the event the Company prepays any indebtedness over $2 million including the July 1998 Bridge Notes, as amended. The Note will automatically convert into common stock at $10.00 per share if the average price of the Company's common stock exceeds $15.00 per share for at least 20 consecutive days. All shares of common stock issued or issuable to IDT will be registered with the SEC. IDT notified PICK Net of its alleged default under the Note and on January 18, 2000, a Modification Agreement was signed whereby the maturity date of the Note was extended until May 15, 2001. IDT refrained from commencing a lawsuit to seek repayment as long as PICK Net complied with the obligations under the letter agreement and no materially adverse event covering PICK Net occurred. The failure of Lebow to continue to fund PICK Net's obligations may be deemed to be a material adverse event, however no action has been taken. The principal amount due to IDT was reduced by $114,000 and an additional $76,000 as of December 31, 1999 and January 31, 2000, respectively, for time purchased by PICK Net from IDT.

Employees

         As of May 31, 2000, the Company had one full-time employee, Robert Sams, its Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer. Its subsidiaries, PICK Online and PICK Sat, employed 11 full-time employees and also employed independent contractors for various purposes. As of December 31, 1999, the Company had employed a total of 27 full-time employees. See Item 11. "Management - Executive Compensation." The employees are not represented by a labor union, and the Company believes that its employee relations are excellent.

Item 2: Properties

         PICK Sat has signed a lease for its new facilities at 5255 N.W. 87th Avenue, Miami, FL 33178. The lease as amended, is for approximately 13,280 square feet and expires on February 28, 2004. The rent is as follows: $6,441 per month from November 1, 1998 to November 30, 1998; $12,883 per month from December 1, 1998 to December 31, 1999; $16,600 per month from January 1, 2000 to February 28, 2000; $17,098 per month from March 1, 2000 to February 28, 2001; $17,611 from March 1, 2001 to February 28, 2002; $18,139 per month from March 1, 2002 to February 28, 2003; $18,683 per month from March 1, 2003 to February 28, 2004.

         PICK Sat currently occupies approximately 2,000 square feet of office space at 8401 N.W. 53rd Terrace, Suite 119, Miami, Florida 33166. It occupies this space under a sublease from a non-affiliated tenant at a monthly rental of $5,325 at December 31, 1999. The Company intends to establish separate corporate headquarters from PICK Sat and its subsidiary is expected to move into its new facility described in the prior paragraph.

         During 1999, the Company leased office space at Wayne Interchange Plaza II, l55 Route 46 West, Third Floor, Wayne, New Jersey 07470, under a lease which was to expire on September 30, 2001, with a monthly rental of $8,000. The Company vacated the New Jersey facilities in September 1999 when ATN assumed payment obligations for PICK Net. In May 2000, the Company and its landlord terminated this lease in consideration of $30,000 which included all past due rent.

Item 3: Legal Proceedings

         Other than the following lawsuits, the Company is not a party to any material legal proceedings. In February 1997, the Company commenced a mediation action against AT&T seeking $10 million in damages for breach of contract and fraudulent inducement and malicious conduct under a carrier agreement (the "Carrier Agreement") entered into in February 1996. The Company contracted with AT&T under the Carrier Agreement for inbound 800 service and outbound domestic and international long distance service. On November 5, 1997, the Company filed for arbitration proceedings against AT&T and sued for $5 million. In October 1999, the arbitrator found that AT&T was entitled to the gross claim of $1,776,000 minus credits found in the Company's favor of $399,000 for a net amount of $1,376,447 plus 9% interest per annum since January 31, 1997. A liability of $1,100,000 is included in the discontinued operations which the Company sold in January 2000. However, the Company remains contingently liable for the judgment and is without the funds to satisfy the judgment. AT&T has converted the arbitration award into a judgment and is attempting to enforce the judgment and seize assets of the Company. Unless the Company is able to negotiate payment over an extended period of time, this amount could force the Company into curtailing its operations or seeking protection under the bankruptcy laws.

         On or about March 15, 1999, Worldcom Network Services, Inc., d/b/a Wiltel, commenced a lawsuit against the Company in the United States District Court, Southern District of New York demanding a judgment in the amount of $1,177,734 and interest at 18% per annum plus costs and expenses. The plaintiff alleged that the Company failed to pay for telecommunications services provided. In July 1999, the Company and Worldcom entered into a Settlement Agreement, under which the Company agreed to pay Worldcom $1,256,622 (the "Settlement") in exchange for a full and complete settlement of Worldcom's lawsuit against the Company. The Company agreed to pay the Settlement with interest at 16% per annum on or before January 16, 2001, as extended, and for Worldcom to discontinue, without prejudice, the legal proceedings until such date. The Company agreed to pay Worldcom a 100,000 share restructuring fee which shares have been registered with the SEC.

         In July 1999, L.D. Exchange.com, Inc., a vendor of PICK Net, commenced arbitration proceedings against PICK Net before the American Arbitration Association in San Diego, California, alleging breach of contract. These proceedings involve the alleged nonpayment of between $250,000 and $500,000. At December 3, 1999, the Company's current liabilities included approximately $266,000 payable to L.D. Exchange. com, Inc. at the time PICK Net was sold. The arbitration has been stayed until June 2000.

         On March 27, 2000, Telecom Management Resources, Inc. (as successor to International Career Information, Inc.), a vendor of PICK Net, commenced a lawsuit against the Company and PICK Net in the Superior Court of New Jersey, Law Division, Hudson County. The complaint involved the alleged non-payment of $58,220 under a Facilities Management Service Agreement and $50,400 for additional payments under an acceleration provision plus interest. The Company answered and denied the charges and raised affirmative defenses including the fact that the liability was assigned to PICK Net with the consent of the plaintiff and then PICK Net was sold.

Item 4: Submission of Matters to a Vote of Securityholders

         There were no matters submitted to a vote of the Company's securityholders during the quarter ended December 31, 1999.

                                     PART II

Item 5: Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's common stock has been traded in the over-the-counter market and reported on the NASD's OTC Bulletin Board under the symbol "PICK" since September 1996 until being delisted as of May 26, 2000. The Company expects to trade again on the OTC Bulletin Board upon the filing of this Report and its Quarterly Report on Form 10-Q for March 31, 2000.

         The following table sets forth the high and low bid prices of the Company's common stock as reported on the over-the-counter market for the last two completed fiscal years and the current fiscal year. These prices give retroactive effect to a one-for-ten reverse split authorized by the Board of Directors on July 6, 1999, to stockholders of record on July 23, 1999. The prices represent inter-dealer quotations, without retail mark-up, mark down or commission, and may not represent actual transactions.

                                                  Bid Prices
                                                  ----------
         Period                              High              Low
         ------                              ----              ---

         Fiscal Year 1998
         First quarter                      $ 5.10            $1.90
         Second quarter                      10.50             4.10
         Third quarter                        8.80             4.20
         Fourth quarter                       9.30             3.90

         Fiscal Year 1999
         First quarter                      $15.20            $3.60
         Second quarter                     $28.75            $7.30
         Third quarter                      $ 8.20            $1.625
         Fourth quarter                     $ 2.56            $ .81

         On May 31, 2000, the closing sale price of PICK Common Stock in the over-the-counter market was $.81 per share.

         As of June 2, 2000, there were 446 shareholders of record of the Company's common stock. The Company reasonably believes that there are in excess of 1,000 beneficial owners of its common stock.

         The Company has never paid any cash dividends on its common stock and has no intention of doing so at this time. The Company intends to retain all its earnings for use in the business.

Item 6: Selected Consolidated Financial Data

         The following selected, financial data should be read in conjunction with the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Report. The selected financial information for and as of the years ended December 31, 1997, 1996 and 1995 are derived from the Consolidated Financial Statements of the Company, which financial statements have been audited by Durland & Company, CPAs, P.A., independent certified public accountants. The selected financial information for and as of the years ended December 31, 1998 and 1999 have been audited by Goldstein Golub Kessler, LLP. The Consolidated Balance Sheets as of December 31, 1999 and 1998 and the Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997 and the accountants' reports thereon are included elsewhere in this Report.

Statement of Operations Data:

                                                                 Years Ended December 31,
                                   -------------------------------------------------------------------------------
                                         1999           1998             1997            1996             1995
                                   -------------   -------------    -------------   -------------     ------------
Cost and expenses                  $   4,751,036   $   2,139,830    $     399,448   $     607,890     $          -

Other income (expense)                      -           (133,000)      (9,890,284)      8,436,809                -

Income (loss) before minority
  interest in subsidiary loss,
  income taxes and discontinued
  operations                           4,751,021      (2,272,830)     (10,289,732)      7,828,919

Minority interest in
  subsidiary loss                              0           2,062          434,064         260,541               37

Benefit (provision) for
  deferred income taxes                      -              -           1,808,000      (1,808,000)

Loss from discontinued
  operations                          (4,858,275)    (14,792,541)      (1,452,134)     (4,645,670)      (1,071,078)

Loss on disposal                     (47,108,711)

Net (loss) income                  $ (56,718,022)  $ (17,063,309)   $  (9,499,802)  $   1,635,790     $ (1,071,041)
                                   =============   =============    =============   =============     ============

Beneficial conversion feature
  of preferred stock                 (25,170,000)             -                 -               -                -
                                   -------------   -------------    -------------   -------------     ------------
Net income (loss) applicable to
  common stock                     $ (81,888,022)  $ (17,063,309)   $  (9,499,802)  $   1,635,790     $ (1,071,041)
                                   =============   =============    =============   =============     ============
Net income (loss) per
  common share - basic                  $ (17.24)        $ (4.62)          $ 2.57          $ 0.39          $ (0.26)
                                   =============   =============    =============   =============     ============
Weighted-average shares
  outstanding-basic                    4,750,742       3,692,356        3,695,853       4,199,150        4,044,252
                                   =============   =============    =============   =============     ============

Balance Sheet Data:

                                                                    At December 31,
                                   -------------------------------------------------------------------------------
                                         1999           1998             1997            1996             1995
                                   -------------   -------------    -------------   -------------     ------------
Working capital
(deficiency)                       $ (17,111,987)  $ (14,677,342)   $  (7,405,608)  $  (3,152,216)    $ (1,074,159)
                                   =============   =============    =============   =============     ============

    Total Assets                   $   7,246,642   $   6,791,156    $   1,817,513   $   8,917,149     $  2,449,024
                                   =============   =============    =============   =============     ============

Current Liabilities                $  17,593,469   $  16,241,801    $   8,027,642   $   6,582,429     $  2,679,923
                                   =============   =============    =============   =============     ============

Long-term liabilities              $  13,067,338   $  10,815,216    $     794,905   $          --     $    400,000
                                   =============   =============    =============   =============     ============

Stockholders' equity
(deficiency)                       $ (23,500,183)  $ (20,351,879)   $  (7,093,114)  $     869,579     $   (846,407)
                                   =============   =============    =============   =============     ============

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Report.

Material Changes in Results of Operations

         On June 23, 1999, the Company's Board of Directors voted to sell or discontinue he telecommunications portion of its business in order to focus on the Internet services portion of its business conducted through its PICK Sat and PICK Online.Com subsidiaries. Accordingly, the financial statements reflect the discontinuance of the Company's PICK US, Inc., PICK Net Inc. and PICK Net UK PLC subsidiaries. The closing of the sale of the PICK Net subsidiaries occurred on January 18, 2000.

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

Year Ended December  31, 1999 as Compared with Year Ended December 31, 1998

Revenues:

         The Company's continuing operation's, PICK Sat and PICK Online have yet to commence commercial operations and as such have not had any revenues.

Costs and Expenses:

         Selling, general and administrative expenses increased to approximately $4,651,000 for the year ended December 31, 1999 ("1999") from $2,140,000 for the year ended December 31, 1998 ("1998"). PICK Sat was in the organizational phase through the end of 1998 and as such had nominal expenditures in 1998, therefore, approximately $2,443,000 of the increase is attributable to the newly formed subsidiaries, PICK Sat and PICK Online's start-up and development expenses. The Company also had a significant increase in salaries, outside consultants, accounting, legal, travel and public relations expense. Contemporaneous with the Board's decision to sell or discontinue its telecommunications operations, and layoff or fire the associated personnel, it needed to retain outside professional services on an interim basis to handle the functions previously performed by salaried employees. Preparation of public filings and the negotiation of debt arrangements gave rise to the majority of the increase in expenses.

         On September 13, 1999, the Company agreed to sell its PICK Net operations to Lebow Investments Ltd., a recently formed corporation ("Lebow"). Lebow agreed to be financially responsible for the PICK Net operations which received funding to continue operations commencing in September 1999 through the closing of this transaction which occurred on January 18, 2000. Simultaneously with the closing, Gulfsat Communications Company, a Kuwaiti company ("Gulfsat"), purchased all of the common stock of Lebow. Gulfsat was a principal vendor of services to the PICK Net companies which was owed approximately $1,555,000 as of October 31, 1999, primarily under a reciprocal telecommunications agreement and payment of which amount had been assumed by Lebow. In February 2000, Gulfsat defaulted under its agreements and discontinued operating PICK Net. The Company has made demand on Lebow and Gulfsat to satisfy their obligations. In any event, however, in addition to the direct obligations of the Company described hereinafter, the Company retains substantial contingent liabilities on its discontinued operations if those liabilities are not paid.

Discontinued Operations

         Total revenues amounted to approximately $5,930,000 for 1999, compared to $9,823,000 for 1998, a decrease of approximately $3,893,000 prior to the discontinuance of operations. (See Note 9 of Notes to Consolidated Financial Statements for operating results of the discontinued operations.) The Company significantly curtailed its operations during the first half of 1998, while it installed and tested two, leased Siemens Digital Central Office Switches. These switches replaced switching services previously purchased from third party vendors. Consequently, the Company decided to curtail its marketing efforts for the sale of international long distance services until it completed this installation and until it had the capability to deliver traffic through Gulfsat. For 1999, the Company generated international long distance revenue of approximately $2,595,000, as compared with $1,978,000 for 1998. Prepaid telephone calling card revenues were approximately $3,335,000 for 1999, compared to $7,844,000 for 1998. This latter decrease is attributable to discontinuance of sales to Blackstone Calling Card, Inc. ("Blackstone") under the Company's agreement with Blackstone, a major marketer and distributor of prepaid telephone calling cards, which had its first full year of sales with PICK Sat in 1998.

         In the discontinued operations, the cost of telephone time purchased decreased from approximately $13,323,000 in 1998 to $7,839,000 in 1999, as operations were being wound down.

Loss from Operations:

         The Company's loss from continuing operations increased from approximately $2,140,000 in l998 to approximately $4,751,000 in 1999, primarily due to the increases in aggregate salaries, selling, general and administrative costs, without the receipt of revenues, as PICK Sat and PICK Online continued the development of their products and offerings and as PICK Sat began to move into the commercial deployment phase and other expenses as discussed under "Costs and Expenses" above.

         Loss from discontinued operations deceased from $14,793,000 for 1998 to approximately $4,858,000 for 1999. The Company also recorded in 1999, an additional loss on the disposal of the discontinued operations in the amount of approximately $47,109,000. Of this amount, approximately $46,034,000 is attributable to the writing off of the deferred interest and debt placement charges of the restructured notes which amounts are related to the discontinued operations and therefore will provide no future benefit. See Note 5 of Notes to Consolidated Financial Statements.

         As a result of the foregoing, the company incurred a loss of approximately $56,718,000 in l999 as compared to a net loss of approximately $17,063,000 in l998. In addition, the Company recorded a charge of $25,170,000 in l999 for the beneficial conversion feature of the preferred stock it sold in l999, whereas, no similar charges were previously recorded.

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

         Selling, general and administrative expenses were $2,139,830 for 1998, compared to $399,448 for 1997, reflecting an increase of $1,740,382, or 136%. This increase is primarily due to increases in staffing.

         The Company's loss from continuing operations before other income (expense) rose from $399,448 for 1997 to $2,139,830 for 1998 primarily due to the increases in general and administrative expenses discussed above.

         Interest and debt placement expenses increased significantly from the prior year due to the substantial increase in the amount of short-term debt placed in 1998.

Liquidity and Capital Resources

At December 31, 1999

         Due to the losses discussed above, the Company's working capital deficit increased from approximately $14,677,000 as of December 31, 1998, to approximately $17,112,000 as of December

31, 1999, an increase of approximately $2,435,000 and the stockholders' deficiency changed from approximately a negative $20,352,000 at December 31, 1998 to approximately $23,500,000 at December 31, 1999, an increase in negative net worth of approximately $3,148,000.

         Current assets decreased by approximately $1,063,000 primarily due to a decrease in current assets from discontinued operations. The Company had no cash on hand and was overdrawn by approximately $20,000 at December 31, 1999. Current liabilities increased by approximately $1,372,000. This increase is largely due to net increases in accounts payable and accrued expenses as a result of increased business activity in the newly formed subsidiaries, funding of continued losses and lower sales volume, and a decrease in current liabilities from discontinued operations offset, in part, by a decrease in deferred revenue for pre-paid calling cards and a decrease in the current portion of long term debt of $107,500. However, a substantial portion of current liabilities from discontinued operations were assumed by Lebow and Gulfsat on January 18, 2000, as described under "Discontinued Operations."

         In April 2000, a group of investors from Europe and the Middle East committed an aggregate of $10 million to PICK Sat (the "PICK Sat Financing"), to occur over a l2 month period. The Investors will acquire 20% ownership of PICK Sat and will be issued equity on the basis of 1% for every $500,000 invested. As of June 5, 2000, $1 million had been invested in PICK Sat.

         In September, 1999, PICK entered into an option agreement with Atlantic Tele-Network, Inc. ("ATN") to sell them up to 19.9% of the common stock of PICK Sat for $8 million, with an option to acquire an additional 31.1% for an additional $15 million payable in 500,000 shares of ATN common stock or $15 million in cash or ATN common stock, whichever produces the higher value at the time of exercise of the option was exercised in full. PICK Sat obtained interim loans in the amount of $530,000 from ATN for the Company and PICK Sat's operating expenses. ATN chose not to exercise the option. In addition, under a credit facility, one of PICK's former subsidiaries, PICK Net USA, has debt to ATN, including principal and interest accrued as of December 31, 1999 in the aggregate of $1,589,663. In accordance with the terms of the above loans from ATN, the $530,000 borrowed by PICK Sat and the $1,589,663 borrowed by PICK Net USA, all become due and payable on February 4, 2000 and has not been paid. On January 4, 2000, in consideration of the then pending completion of the sale of the Company's PICK Net subsidiaries to Lebow and Gulfsat, as well as the termination of the PICK Sat option, ATN received five-year warrants to purchase 1 million shares of PICK Common Stock exercisable at $2.00 per share.

         On November 3, 1999, PICK Sat obtained a 120 day revolver for $500,000 (the "Revolver") from Tri-Links Investment Trust ("Tri-Links"). PICK Sat borrowed the entire $500,000 under the Revolver which bears interest at 13% per annum, increasing to l5% per annum upon default and payment of which is guaranteed by PICK. Tri-Links was granted a security interest in substantially all of PICK Sat's assets which was initially subordinated to ATN and then made pari passu and equal in priority. The Revolver came due on March 3, 2000 and was extended until May 3, 2000.

         On January 26, 2000, Tri-Links, PICK and PICK Sat entered into an Amendment Agreement which was amended again in March and April 2000, whereby the commitment under the Revolver was eventually increased to $l,400,000, all of which has been loaned to PICK Sat. Tri-Links has entered into a Participation Agreement with Group Technology for Scientific Equipment and Supplies ("Group Technology") for a $500,000 portion of the commitment and Salah Khalid Al Fulaij for an aggregate of $400,000. In connection with the Revolver, PICK agreed to use its best efforts to cause four designees of Tri-Links to be elected to the PICK Board of Directors. Tri-Links was issued warrants to purchase 2.5% to the issued and outstanding common stock of PICK Sat on a fully diluted basis. Group Technology was assigned Tri-Links's right to elect two of the four Directors and its assignee was given warrants to purchase 2.5% of the issued and outstanding common stock of PICK Sat on a fully diluted basis.

         On March 3, 2000, in consideration of the above extension and Tri-Links' efforts to obtain additional funding for PICK Sat, Tri-Links and Group Technology were each granted warrants to purchase an additional one percent (1%) of the issued and outstanding common stock of PICK Sat. The loan is past due and the parties are currently negotiating the restructuring of the terms of the Revolver, as well as negotiating the terms of repayment of indebtedness to ATN.

         In early 1999, Management negotiated with the largest trade creditors to restructure a substantial portion of the Company's short-term debt. The Company reached certain agreements to make a down payment and convert the balance of the Company's obligation into long-term indebtedness and/or equity securities of the Company. However, the Company has been unable to meet its monetary obligations under the revised agreements. See Notes 7, 9(a) and 10 of Notes to Consolidated Financial Statements.

         PICK was able to obtain net cash equity investments totaling $6,481,000 during 1999. Of the total investments, $1,050,000 was recorded during the first quarter of 1999 and $5,431,000 was recorded in the second quarter, as follows. In March 1999, the board of directors authorized the issuance of 2,000,000 shares of Series B convertible preferred stock. The Series B convertible preferred stock has a stated par value of $.001 per share and 1,871,000 shares were issued, convertible into 1,871,000 shares of the Company's common stock at the rate of $1.00 per share. As of December 31, 1999 and May 12, 2000, 941,000 and 1,378,600 shares of Series B convertible preferred stock had been converted into common stock. The remaining 492,400 shares of Series B convertible preferred stock are convertible into 492,400 shares of Common Stock.

         In April 1999, the board of directors authorized the issuance of 500,000 shares of Series D convertible preferred stock. The Series D convertible preferred stock has a stated par value of $.001 per share and was initially convertible into 1,190,500 shares of the Company's common stock at the rate of $4.20 per share. As of December 31, 1999, the Company had sold an aggregate of 466,000 shares of Series D convertible preferred stock for $4,660,000 prior to the payment of $324,500 of preferred stock placement costs. In addition, the Company issued an aggregate of 700,000 common stock purchase warrants in connection with the sale of Series D convertible preferred stock. The Warrants, as adjusted, are exercisable at $6.30 per share of common stock for a two-year period for an aggregate of 70,000 shares. On July 15, 1999, the Company sold 34,000 shares of Series D convertible preferred stock for $340,000 to Diego Leiva, chairman of the board. The purchase is evidenced by a recourse promissory note secured by a pledge of the securities. In January 2000, the conversion rate was adjusted so that the preferred stock converts into common stock at $2.00 per share. As of December 31, 1999 and May 12, 2000, $2,395,000 and $3,095,000
principal amount of Series D Convertible Preferred Stock, respectively, had been converted into common stock. The remaining $1,905,000 principal amount of Series D Convertible Preferred Stock are convertible into 952,500 shares of common stock.

         Due to the restructuring of the $9,900,000 short term notes the Company recorded an increase in additional paid-in-capital of $41,636,097 during 1999. We also recorded a beneficial dividend of $25,170,000 associated with the issuance of preferred stock. Neither of these latter two charges used any cash of the Company.

         In June 1999, the Company elected to divest or terminate its long distance telephone services subsidiaries. PICK recorded a charge to retained earnings of $47,108,711, as the loss on the discontinuance of the long distance telephone services and prepaid calling card business. This charge did not affect cash. The Company entered into an agreement in September 1999 to divest itself of PICK Net, Inc. and PICK Net UK, PLC, both of which provide international long distance services to other carriers and resellers. The Company has terminated marketing and distributing of prepaid telephone calling cards through PICK US Inc. It plans to dissolve its PICK US, Inc. unit upon the termination of the liability due to the outstanding prepaid calling cards. On January 18, 2000, the Company completed the sale of the stock of the two PICK Net subsidiaries for nominal value and had a substantial portion of their liabilities assumed. However, in February 2000, the buyer of PICK Net defaulted on the payment obligations for which the Company has demanded payment. The operations of the Company are currently those of PICK Sat and PICK Online.

Material Changes in Cash Flows

         Cash decreased during 1999, by approximately $37,000. This decrease is attributable primarily to an increase in cash used in operating activities of approximately $2,151,000 from $5,073,000 in l998 to $7,224,000 in l999 and a decrease in cash provided by financing activities of approximately $569,000, as described below, as well as a decrease in cash used in investing activity of approximately $2,477,000.

Cash Flows from Operating Activities

         Operating activities used approximately $7,224,000 in cash during 1999, compared with cash used of approximately $5,073,000 for 1998. For 1999, the Company incurred a net loss of approximately $56,718,000, as compared to approximately $17,063,000 for 1998. The net loss for 1999 included a loss on disposal of discontinued operations of approximately $47,109,000. This loss of disposal included a non-cash debt restructuring charge of approximately $41,636,000 (See Note 5 of Notes to Consolidated Financial Statements) that related to the businesses being discontinued; the issuance of stock, options and warrants issued for services in the amount of approximately $5,531,000, none of which included a cash expense. The increased use of cash in operations in l999 also resulted from the Company's decreased sales in the prepaid calling card business under the Blackstone Agreement and sales of long distance services from discontinued operations, which was partially offset by an increase in accounts payable and accrued expenses.

Cash Flows from Investing Activities

         The Company's capital expenditures of approximately $1,340,000 for 1999 decreased from $3,817,000 in 1998. This decrease is attributable primarily to the Company's delay in the development of the satellite-based Internet access, interactive multimedia structures for its PICK Sat and PICK Online subsidiaries.

Cash Flows from Financing Activities

         During 1999, the Company had net cash provided by financing of approximately $8,526,000, as compared to net cash provided by financing of approximately $9,095,000 for 1998. The proceeds are from the issuance of the Series B and Series D preferred stock and funds advanced on third party debt during 1999. Cash provided during l998 primarily involved the repayments of various debts to third parties and shareholders. The 1999 amounts were offset by loan repayments and costs attributable to the issuance of the preferred stock.

At December 31, 1998

         The Company's 1998 net loss of $17,063,309 generated negative cash flow from operations of $5,073,495 for 1998, compared with negative cash flow from operations of $419,672 for 1997. Due to the losses discussed above, the Company's working capital deficiency increased from $7,405,608 at December 31, 1997 to $14,677,342 at December 31, 1998 (an increase in the working capital deficiency of $7,271,734. The Company's net worth changed from a negative $7,093,114 at December 31, 1997 to a negative $20,351,879 at December 31, 1998
(an increase in negative net worth of $13,258,765).

         Current assets increased by $942,425 from December 31, 1997 to 1998, primarily due to increases in cash, accounts receivable, and prepaid expenses and other current assets. Current liabilities increased by $8,214,159 largely due to net increases in debt, accounts payable, deferred revenue and other current liabilities.

         As of December 31, 1998, the Company had committed approximately $690,000 to license computer software, payments for which will be due in 1999.

         The Company significantly increased its' capital spending in property and equipment to $3,817,153 in 1998 from $6,510 in 1997. These expenditures were to support the development of the Company's international long distance telephone and high speed broadband Internet service businesses.

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

         All but $20,000 of the Noteholders consented to a restructuring (the "Restructuring") to amend their Notes (the "Amended Note"), for which the Company has agreed for a two-year period to allow each consenting Noteholder to
(a) exchange one-tenth of a share of common stock for each warrant issued in connection with the original issuance of the Notes, and (b) either receive one share of common stock for every ten dollars principal amount of Notes amended, or alternatively elect to have the conversion price of the Amended Note reset to $5.00 per share. The maturity date of the Amended Notes is April 27, 2002. Each Amended Note is convertible at any time at the option of the holder thereof into shares of common stock initially at $10.00 per share, which has been reduced to $5.00 per share subject to adjustment under certain circumstances at the first anniversary date of the Restructuring. In addition, the Company shall have the option to extend the maturity date for one additional year, in which event the Conversion Price shall be subject to adjustment.

         The Amended Notes shall be automatically converted into shares of common stock in the event that the closing bid price for the common stock has exceeded $15.00 per share for 20 consecutive trading days. Commonwealth shall be entitled to designate one nominee to the Board and the Noteholders shall have the right to nominate one person to a reconstructed Board consisting of a majority of independent directors.

         Commonwealth, and/or its designees, as agent for the Noteholders was paid 200,000 shares, plus warrants exercisable at $13.75 per share to purchase 50,000 shares, and the exercise price of warrants previously issued to Commonwealth was reduced from $5.00 to $1.00 per share.

Year 2000 Compliance

         Many older computer software programs recognize only the last two digits of the year and date (e.g.: "99" for "1999"). These programs were designed and developed without considering the impact of the change in century. If the software is not reprogrammed or replaced, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 ("Y2K") issue refers to possible events resulting directly or indirectly from the inability of digital computer equipment or software to accurately and without interruption handle dates both before and after January 1, 2000. The Company identified and prepared for all significant internal Y2K issues that could adversely affect its business operations. The cost of resolving such issues did not have a material impact on the Company's financial position, results of operations or liquidity. These unknown or unresolved Y2K issues, as well as external risks, may have a materially adverse effect on the Company's business, financial condition, cash flows and operations.

Item 8: Financial Statements and Supplementary, Data

         The Company's financial statements will be included by amendment in a separate section of this Report, following Item 14.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Effective September 17, 1998, Goldstein Golub Kessler LLP had been engaged as the Company's independent accountants for the 1998 and 1999 fiscal year. The change in the independent accountants had been approved by the Company's Board of Directors. Upon the engagement of Goldstein Golub Kessler LLP, the Company dismissed Durland & Company, CPAs, P.A. (the "Former Accountants"), its independent accountant for the years ended December 31, 1996 and 1997 ("Fiscal 1996 and 1997"). The Company has no disagreements with its current and Former Accountants on accounting and financial disclosures.

                                    PART III

Item 10: Directors and Executive Officers of the Registrant

         The following table sets forth the names, ages and positions with the Company as of the date of this Report of all of the executive officers of the Company and its principal subsidiaries and the sole director of the Company. Also set forth below is information as to the principal occupation and background for each named person in the table.

Name                   Age         Position
----                   ---         --------
Robert R. Sams         61          Chairman of the Board, President, Chief
                                   Executive Officer and Chief Financial Officer

Wolfgang Wacker        53          President and Chief Executive Officer
                                   of PICK Sat

Robert R. Sams has served as Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer of the Company since May 8, 2000. Prior thereto, he served as a director of the Company since September 1995 and of Kiosk since November 1994. He has also served as a director of PICK Sat since its formation in December 1997. Mr. Sams spent 20 years in commercial and merchant banking, prior to founding Saicol Limited in 1983, to engage in merchant banking, corporate finance, acquisitions and financial advisory services. Prior thereto, he served as chairman and CEO of TDC Development Corp., a distribution company serving the convenience store industry with annual sales of approximately $600 million. He has an MBA from The University of Michigan.

Wolfgang Wacker has served as President and Chief Executive Officer of PICK Sat since May 23, 2000 and as Interim CEO from March 14, 2000 until May 23, 2000. He is also serving as a director of PICK Sat since May 16, 2000. Since 1996, Mr. Wacker has been a consultant under SEPCO GmbH, Germany, to restructure the Ukranian pipe industry and was responsible for setting up an international sales and marketing organization. From 1992 to 1996, Mr. Wacker was a consultant for United States Steel Corp. in charge of international marketing and sales of tubular pipes, and also served as Managing Director of Metallia Tubulars.

         Pursuant to the terms of the April 1999 Restructuring Agreement with Commonwealth Associates, the Board of Directors of the Company is to be restructured to consist of a majority of independent directors. The proposed board was to be Diego Leiva, Chairman of the Board, two existing independent directors, a new Chief Executive Officer, one designee of Commonwealth Associates, one designee of the July 1998 Bridge Loan Noteholders and one other independent director. Subsequently, Tri-Links Investment Trust ("Tri-Links") purchased Series D Convertible Stock from the Company and obtained the right to designate a nominee to the Board or an observer who has the right to attend and observe at all Board Meetings prior to his actually joining the Board. To date, none of these persons have joined the Board of Directors. Tri-Links subsequently received the right to nominate four additional directors pursuant to the terms of its November 1999 Bridge Loan, two of which nominees Tri-Links assigned to its co-lenders.

         Pursuant to Section 16 of the Exchange Act, the Company's Directors and executive officers and beneficial owners of more than 10% of the Company's common stock, par value $0.01 ("Common Stock") or warrants are required to file certain reports, within specified time periods, indicating their holdings of and transactions in the Common Stock and derivative securities. Based solely on a review of such reports provided to the Company and written representations from such persons regarding the necessity to file such reports, the Company is aware of the following failures to file reports, or report transactions in a timely manner during the Company's fiscal year ended December 31, 1999.

         On May 18, 1999, Alberto M. Delgado, a former Director of the Company, filed a Form 4 relating to the purchase of the Company's Series B Convertible Preferred Stock by P.A.M.D. Investors, of which he is a principal, in April 1999. Also in May 1999, Mr. Delgado filed a Form 4 for the grant of 50,000 options to purchase the Company's Common Stock to Final Age Corp., of which he is a principal, in March 1999.

         In August 1999, Henry Ewen, a former officer of the Company, filed a Form 4 relating to the grant to him of 15,000 options to purchase the Company's Common Stock in June 1999. In December 1999, Mr. Ewen filed a Form 4 relating to the grant of 16,500 replacement options to purchase the Company's Common Stock in September 1999.

         In December 1999, Diego Leiva, the former Chairman of the Board of the Company, filed a Form 4 relating to the grant of 250,000 options to purchase the Company's Common Stock in January 1999.

         On May 18, 1999, Ricardo Maranon, a former Director of the Company, filed a Form 4 relating to the purchase of the Company's Series B Convertible Preferred Stock in April 1999. Also in May 1999, Mr. Maranon filed a From 4 for the grant of 50,000 options to purchase the Company's Common Stock to Mother of Three, Inc., of which he is a principal, in March 1999.

         In November 1999, Mario Pino, former president of PICKSat, Inc., filed a Form 4 relating to the Company's reverse stock split effective in September 1999.

         In August 1999, Robert R. Sams filed a Form 4 relating to his exercise of Options to purchase Common Stock of the Company. On May 18, 1999, Mr. Sams filed a Form 4 relating to the purchase of the Company's Series B Convertible Preferred Stock by Saicol Limited, of which he is a principal, in April 1999. Also in May 1999, Mr. Sams filed a Form 4 for the grant of 50,000 options to purchase the Company's Common Stock to Saicol Limited.

         On May 20, 1999, John Tydeman, a former director of the Company, filed a Form 4 relating to the purchase of the Company's Series B Convertible Preferred Stock by Dolphin Media Group, of which he is a principal, in April 1999. Also in May 1999, Mr. Tydeman filed a Form 4 for the grant of 50,000 options to purchase the Company's Common Stock to Dolphin Media Group.

Item 11: Executive Compensation

Summary Compensation Table

         The following table sets forth all compensation awarded to, earned by, or paid to the executive officers named therein for all services rendered to the Company during the three fiscal years ending December 31, 1999. No other executive officers of the company received total compensation in excess of $100,000 during any of the last three years:

Annual Compensation
                                                                   Shares
Name and                                                           Underlying
Positions               Year     Salary ($)       Bonus            Stock Options
---------               ----     ----------       -----            -------------
Diego Leiva             1999     $278,000(1)         -0-                 -0-
  Chief Executive       1998      162,500         15,201             275,000
  Officer and           1997      150,000            -0-              75,000(2)
  Chairman of the
  Board of Directors

Thomas M. Malone        1999     $ 83,333(3)         -0-(3)          500,000(4)
  Chief Executive
  Officer

Robert Bingham,         1999     $ 31,300(5)     $   -0-                 -0-
  Vice President        1998      111,500            -0-               5,000(6)
  and Chief Financial   1997       34,417            -0-              50,000(7)
  Officer

Raymond Brennan,        1999     $ 53,904(8)     $   -0-                 -0-
  Vice President and    1998      138,340            -0-              25,000(9)
  Secretary             1997       88,419            -0-              75,000(10)

Karen Quinn             1999     $ 66,477(8)         -0-                 -0-
  Vice President        1998      100,179            -0-              30,000(11)
                        1997       85,164            -0-              75,000(10)

(1) Mr. Leiva resigned from all positions with the Company on May 8, 2000 and remains an officer and director of PICK Sat.

(2) Includes options to purchase 50,000 shares granted in 1996, at prices varying from $8.75 to $9.625 per share were canceled and re-issued in 1997 at $1.90 per share and 25,000 options granted in 1997 at $3.00 per share.

(3) Mr. Malone served as Chief Executive Officer of the Company from April 1, 1999 until he resigned on July 8, 1999 to pursue other business opportunities. Mr. Malone was being paid at the rate of $250,000 per annum and the $83,333 included in the table consists only of salary paid to Mr. Malone. Pursuant to the terms of a Confidential Separation Agreement and Release of all Claims (the "Separation Agreement"), Mr. Malone is to receive six (6) months severance pay at his pro rated salary of $250,000 per annum which has not been paid. He also retained $50,000 of Series B Convertible Preferred Stock which was one-half of his signing bonus with the other $50,000 being forfeited.

(4) Pursuant to the Separation Agreement described note (3), Mr. Malone retained stock options to purchase 100,000 shares of common stock, which had vested and shall be exercisable until July 8, 2000, at $5.00 per share. He had been granted options to purchase an aggregate of 500,000 shares at $5.00 per share. Mr. Malone also entered into a 12 month consulting agreement with the Company pursuant to which he retained stock options to purchase an additional 50,000 shares of common stock at $5.00 per share, until July 8, 2001. The remaining 350,000 options were forfeited by Mr. Malone following his termination on July 8, 1999.

(5) Mr. Bingham resigned from all positions with the Company on February 10, 1999.

(6)   Exercisable at $3.70 per share which terminated on May 10, 1999.

(7) Includes options to purchase 25,000 shares at $2.50 per share and options to purchase 25,000 shares at $5.00 per share which terminated on May 10, 1999.

(8)   Mr. Brennan's and Ms. Quinn's employment was terminated on May 10, 1999.

(9) Includes options to purchase 15,000 shares at $3.70 per share and options to purchase 10,000 shares at $5.50 per share which terminated on August 28, 1999.

(10) Includes options to purchase 25,000 shares at $2.70 per share and options to purchase 50,000 shares at $1.70 per share which terminated on August 28, 1999.

(11) Includes options to purchase 15,000 shares at $3.70 per share and options to purchase 15,000 shares at $5.50 per share which terminated on August 28, 1999.

         The Company maintains a $250,000 term life insurance policy for Diego Leiva, for which the Company paid $1,494, $1,377 and $1,257 in 1999,1998 and 1997, respectively. In addition, during 1999 the Company maintained a $1,000,000 key man life insurance policy on Mr. Leiva's life.

Employment and Consulting Agreement

         In September 1998, the Company entered into a five-year employment agreement with Diego Leiva, as President and Chief Executive Officer, commencing on the Initial Closing Date of a financing (the "Commencement Date"). The Agreement is automatically renewable for additional one-year periods unless terminated on 90 days' prior written notice. Mr. Leiva will be paid $300,000 per annum beginning on the Commencement Date, increasing by $50,000 increments in each of the four following years and by $75,000 per year in each year after the fifth anniversary date if the Agreement is automatically extended. The agreement provided that Mr. Leiva would continue to receive his then current base salary until the Company's Senior Secured Notes are repaid. Mr. Leiva is entitled to a monthly car allowance of $1,600 per month for automobiles in Florida and New Jersey and shall also be reimbursed for reasonable living expenses in the location which is not his principal residence. Mr. Leiva's agreement precludes him from soliciting employees of the Company or interfering with PICK's relationships with other employees for 18 months after termination of employment. Mr. Leiva is also prohibited from competing with the Company during the period following termination of employment for which PICK is liable to pay him his base salary.

         In April 1999, Mr. Leiva's employment agreement was amended to provide he would continue solely as Chairman of the Board and Directors and to receive his salary at the rate of $300,000 per annum. Mr. Leiva agreed to vote his shares of common stock in favor of Management's nominees, provided he is a nominee for the Board. As of May 8, 2000, Mr. Leiva resigned from all positions with the Company and his employment agreement is being terminated.

         Mr. Leiva remains Vice Chairman and Executive Vice President of Sales and Marketing of PICK Sat. On March 14, 2000, Wolfgang Wacker entered into an engagement letter pursuant to which he was appointed Interim Chief Executive Officer of PICK Sat. This engagement is for a six-month period. Mr. Wacker is not receiving a salary and his sole compensation is warrants to purchase 5% of the outstanding stock of PICK Sat on a fully diluted basis for nominal value. One-half of the warrants were issued upon his appointment and the other one-half will be issued upon completion of permanent financing currently being conducted.

Directors Compensation

         Directors currently receive no cash compensation for serving on the Board of Directors or any Committee of the Board, other than reimbursement of travel expenses incurred by them and their spouses in attending Board meetings held outside the New York Metropolitan area. Each Director during 1999 received restricted stock and/or stock options from the Company. "See Item 13.
Certain Relationships and Related Transactions."

         Robert R. Sams, through Saicol Limited ("Saicol"), performed advisory and other services on behalf of the Company while he was a non-officer director of the Company. These services were primarily for PICK Net and PICK Net UK Plc, the Company's long distance telecommunications subsidiaries which were sold in January 2000. During the period from January 1, 1998 through June 30, 1999, Saicol was entitled to receive $25,000 (which has been accrued but not paid) plus expenses and have 75,000 options vested and exercised on a cashless basis (which Saicol effected) for services rendered to the Company.

         The Company and Saicol entered into a Management Service Agreement on May 4, 2000, retroactive to June 30, 1999, and to continue until the sale of PICK Net is complete. This agreement concerns Saicol's retention to provide management services to PICK Net UK Plc. Mr. Sams is to be compensated at the rate of $15,000 per month plus expenses. His responsibilities included the sale of the PICK Net companies to Atlantic Tele-Network; the provision of office space in the United Kingdom; accounting maintenance and supervision of auditors, licensing and U.K. government filings and registration and management of agreements for the provision of fibre and satellite unlinking stations.

Option Grants in Last Fiscal Year

         The table below contains certain information concerning stock options granted to the Named Executive Officers, named in the Summary Compensation Table, during the year ended December 31, 1999:


                                                                                Potential Realizable Value at
                      Number of   Percent of Total                           Assumed Annual Rates of Stock Price
                      Securities      Options                                   Appreciation for Option Term
                      Underlying    Granted to      Exercise                    ----------------------------
                       Options     Employees in       Price       Expiration          5%               10%
Name                   Granted      Fiscal year     ($/Share)        Date             ($)              ($)
----                   -----------------------------------------------------------------------------------

Thomas M. Malone       500,000           40%          $5.00         7/8/01(1)        $50,625       $102,500

------------

1) Following Mr. Malone's resignation on July 8, 1999, 350,000 of these options were forfeited and options to purchase 100,000 shares remain exercisable until July 8, 2000 and options to purchase 50,000 shares are exercisable until July 8, 2001.

Option Grants in 1999

         During 1999, the Company granted an aggregate of 1,237,500 options to employees and consultants, generally exercisable at $5.00 per share and vesting over a three-year period, except Mr. Malone's option vesting over a four-year period. In March 1999, the Company granted to each of the then four non-officer members of the Board of Directors, options to purchase 50,000 shares at $5.00 which were vested on March 3, 2000 and were repriced at $1.81 per share on October 1, 1999 and again at $1.47 per share on January 12, 2000. The employees' options were also vested and repriced on October 1, 1999 and January 12, 2000. Also included were the following grants to now former officers and/or directors, all of which have resigned: Thomas Malone, Chief Executive Officer (500,000 shares); Mario Pino, President of PICK Sat (250,000 shares); James H. Season, Chief Financial Officer (50,000 shares); Niles Ring, Vice President (50,000 shares); and Karen Quinn, President of PICK US Inc. (15,000 shares).

Aggregated Option Exercises in Last Fiscal Year and Year End Option Values

         The table below includes information regarding the value realized on option exercises and the market value of unexercised options held by the Named Executive Officers named in the Summary Compensation Table during the year ended December 31, 1999:

                                                                       Number of           Value of Unexercised
                                                                      Unexercised              In-the-Money
                            Shares                                      Options                   Options
                           Acquired                                  at FY-End(#)              at FY-End (S)
                              on                   Value             Exercisable/              Exercisable/
       Name              Exercise (#)           Realized($)          Unexercisable           Unexercisable(1)
----------------------------------------------------------------------------------------------------------------

Diego Leiva                 75,000 (2)                 0               275,000/0                  $  0/0

Thomas M. Malone                 0                     0               150,000/0                     0/0

Raymond Brennan             27,500               $21,994                     0/0                     0/0

Karen Quinn                 50,000 (3)           $19,000                     0/0                     0/0

-------------
(1) As of December 31, 1999, the market value of the shares was $1 5/32, which was below the exercise price of all outstanding options in the table.
(2)   These options were exercised on a cashless basis.
(3) Upon Ms. Quinn's resignation from the Company and her entering into a release, she received 50,000 shares of Common Stock representing 50,000 option previously granted to her.

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

Employee Benefit Plans

         Other than stock options, the Company, does not currently have, nor during the 1999 fiscal year did it have, any other long-term incentive plans.

Item 12: Security  Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of May 31, 2000, the number of shares of the Company's outstanding Common Stock beneficially owned by (i) each director of the Company, (ii) each Named Executive Officer named above, (iii) each beneficial owner of more than 5% of the Company's Common Stock and (iv) all of the Company's executive officers and directors as a group:

Name and Address                                    Amount and Nature of
of Beneficial Owner                               Beneficial Ownership (1)                    Percentage (2)
-------------------                               ------------------------                    --------------

Diego Leiva                                            1,756,625  (3)                             16.1%
c/o PICK Sat
8401 N.W. 53rd Terrace
Miami, FL 33166

Robert R. Sams                                           285,768  (4)                              2.7%
Woodman's Farm
Perryman Lane, Burwash, E. Sussex
England TN 197 DN

Tri-Links Investment Trust                               780,000  (5)                              6.9%
Two World Financial Center
17th Floor
New York, NY 10281

Atlantic TeleNetwork, Inc.                             1,000,000  (6)                              8.7%
P.O. Box 12030
St. Thomas, U.S. Virgin Islands 00801

All executive officers and directors
as a group (2 persons)                                   324,725  (7)                              3.0%


(1) Unless otherwise noted, all shares are beneficially owned and the sole voting and investment power is held by the person indicated.

(2) Based on 10,471,946 shares outstanding as of May 12, 2000. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person and which are convertible or exercisable within sixty (60) days of such date pursuant to Rule l3d-3 under the Exchange Act have been converted or exercised.

(3) Includes 429,000 shares beneficially owned by Mr. Leiva' wife. Also includes an aggregate of 275,000 stock options, consisting of incentive options to purchase up to 15,000 shares at $1.47 per share which expire on February 19, 2001 and 6,300 shares at $1.47 per share which expire on November 4, 2001, non-qualified stock options to purchase up to 3,700 shares at $1.47 per share under the Plan which expire on November 4, 2001 and non-qualified stock options to purchase 250,000 shares at $1.47 per share outside of the Plan which expire on November 2, 2003. Also includes 170,000 shares of common stock issuable upon conversion of 34,000 shares of Series D Convertible Preferred Stock at $2.00 per share which shares are being held in escrow until paid by Mr. Leiva plus warrants to purchase an additional 6,800 shares of Common Stock at $6.30 per share.

(4) Includes 132,400 shares of common stock issuable upon conversion of 132,400 shares of Series B Convertible Preferred Stock held in the name of Saicol Limited and 50,000 shares of common stock issuable upon exercise of non-qualified stock options at $1.47 per share. Excludes 9,600 shares owned by Vulcan Petroleum of which Mr. Sams is a director and minority shareholder.

(5) Consents of 750,000 shares of Common Stock issuable upon conversion of $1,500,000 principal amount of Series D Preferred Stock, at $2.00 per share, plus 30,000 shares of Common Stock issuable upon exercise of Series D Common Stock Purchase Warrants.

(6) Includes five year warrants to purchase 1,000,000 shares at $2.00 per share.

(7) Includes 285,768 shares beneficially owned by the sole named executive officer and director, Robert Sams including non-qualified stock options to purchase up to 50,000 shares and shares of Series B Preferred Stock to purchase up to 132,400 shares of Common Stock. Also includes 38,957 shares beneficially owned by Wolfgang Wacker, a current executive officer not listed in the table.

Item 13: Certain Relationships and Related Transactions

         See "Item 11 - Executive Compensation for terms and conditions of an amendment to an employment agreement entered into between the Company and Diego Leiva; options granted to each of the Company's Executive Officers and Directors; and the terms of a Separation Agreement between the Company and Thomas Malone.

         On March 3, 1999, the Company, Diego Leiva ("Leiva"), the Company's Chairman of the Board, and Commonwealth Associates L.P. ("Commonwealth") the placement agent for the holders of the Company's outstanding 18% senior secured notes, entered into an Agreement by which Commonwealth and its designees, including J.P. Turner & Company, L.L.C. ("Turner") and management of the Company, would purchase up to $2,000,000 of preferred stock of the Company (the "Series B Preferred Stock") at a purchase price of $1.00 per share. On March 12, 1999, the Company filed a Certificate of Designation, as later amended, relating to the Series B Preferred Stock (the "Series B Certificate") with the Secretary of State for the State of Nevada. The Series B Certificate authorized 2,000,000 shares of Series B Preferred Stock convertible by the holders thereof into the Company's Common Stock at $1.00 per share as adjusted for the subsequent reverse split. In addition, the Series B Preferred Stock has a liquidation preference of $1.00 per share. As of April 22, 1999, the Company has received $1,871,000 (including Mr. Malone's signing bonus) for the 1,871,000 shares of Series B Preferred Stock from Commonwealth, Turner and officers and directors of the Company convertible into 1,871,000 shares of Common Stock. The following officers, directors and/or former officers and directors have purchased the respective amounts of Series B Preferred Stock:

                  Robert R. Sams                      $160,000
                  Alberto M. Delgado                   315,000
                  Ricardo Maranon                       21,000
                  John Tydeman                          60,000
                  Tom Malone                            50,000
                                                      --------
                                                      $606,000

         On March 3, 1999, the Board granted to each of the Company's then four independent directors (or their nominees), Robert Sams, Ricardo Maranon, Alberto
M. Delgado and John Tydeman, with each abstaining as to themselves, options to purchase 50,000 shares of Common Stock at $5.00 per share (repriced at $1.47 per share on January 12, 2000) in consideration of their substantial efforts in assisting the Company in obtaining financing and for other valuable consideration rendered to the Company. These options became fully vested on March 3, 2000.

         As part of the April 1999 Restructuring Agreement with Commonwealth Associates and the restructuring of the Company's Board of Directors, Alberto M. Delgado and Ricardo Maranon resigned from the Board on May l7, 1999. They entered into Advisory Agreements to render corporate finance advise on a non-exclusive basis. All of the advisor's options were vested and remain in full force and effect. The advisors are to receive the same sales compensation as all other independent contractors of the Company.

         In April 1999, the board of directors authorized the issuance of 500,000 shares of Series D convertible preferred stock. As of September 30, 1999, the Company had sold an aggregate of 466,000 shares of Series D convertible preferred stock for $4,660,000. In addition, the Company issued an aggregate of 700,000 common stock purchase warrants exercisable at $6.30 per share for a two-year period for an aggregate of 70,000 shares, as adjusted. On July 15, 1999, the Company sold 34,000 shares of Series D convertible preferred stock for $340,000 to Diego Leiva, then chairman of the board. The purchase is evidenced by a recourse promissory note secured by a pledge of the securities. Tri-Links Investment Trust ("Tri-Links") purchased $1,500,000 principal amount of Series D convertible preferred stock and became a 5% or greater stockholder of the Company. In January 2000, the conversion rate was adjusted so that the preferred stock converts into common stock at $2.00 per share.

         The Company has granted warrants to purchase common stock of its wholly-owned subsidiary, PICK Sat to various persons and entities in the aggregate amount of 19% of PICK Sat common stock on a fully-diluted basis. Included in this amount is 3.5% warrants granted to Tri-Links, a holder of in excess of 5% beneficial ownership of the Company's securities. Of this amount, 2.5% was issued on November 3, 1999 in connection with the bridge loan by Tri-Links to PICK Sat and 1% was issued as of March 3, 2000 in connection with the extension of the bridge loan. The loan is past due and the parties are currently negotiating the restructuring of all terms of the loan. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a description of the Tri-Links' Bridge Loan. An additional 3.5% warrants were issued to an unaffiliated third party who is not an officer, director or 5% or greater shareholder. These warrants are exercisable until December 31, 2004 at 50% of PICK Sat's initial public offering price, or the lower of 50% of a private sale price or book value on the date of grant.

         On November 3, 1999, the Company awarded to Robert R. Sams, Diego Leiva and John Tydeman, the then three directors of the Company, warrants to each purchase 1.67% of the outstanding common stock of PICK Sat on a fully diluted basis exercisable for nominal value until December 31, 2004. The Warrants were issued for services rendered in attempting to fund PICK Sat and/or merge the Company and also for restructuring PICK's operations. Upon his appointment as acting CEO of PICK Sat in March 2000, Wolfgang Wacker was awarded similar Warrants. He has the right to purchase for nominal value until December 31, 2004, 2.5% of the issued and outstanding common stock of PICK Sat and an additional 2.5% upon the completion of the pending financing described under
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         On August 6, 1999, PICK Net Inc. borrowed $250,000 on demand from Atlantic Tele-Network Inc. ("ATN") and on April 27, 1999, PICK Sat Inc. borrowed an additional $274,000 on demand from ATN. Both of these obligations were previously guaranteed by Diego Leiva, then Chairman of the Board, on an unconditional basis. In September 1999, these demand loans were replaced by credit facilities and Mr. Leiva's personal guarantees were removed.

         In May 1999, Niles Ring, James Season, Karen Quinn and Raymond Brennan, all officers of the Company, were terminated by the Company. These terminations were part of the Company's discontinuing its long distance telecommunications services and relocating its headquarters to Florida. As a result of their terminations, both Niles Ring and James Season received two weeks severance pay totaling $3,846 and $4,808, respectively, 15,000 stock options representing accelerated vesting of 15% of their stock options that would have vested on September 1, 1999 and one month of health insurance premium. As a result of the termination of Karen Quinn and Raymond Brennan, each received four weeks of severance pay totaling $10,384 and $7,692, respectively, 19,500 stock options representing accelerated vesting of 65% of their stock options that would have vested on September 1, 1999 and three months of health insurance premium.

         On August 12, 1999, Karen Quinn entered into a Release of All Claims with the Company, releasing the Company and its subsidiaries from all employment-related claims in exchange for 50,000 shares of the Company's Common Stock, representing 50,000 stock options previously issued to her, the continuation of her health insurance coverage for 18 months from the date of her termination, $4,091 in cash, less withholdings, for unused vacation days, and the extension of the exercise period for 30,000 stock options previously issued to her until the original expiration date.

         On December 31, 1999, Niles Ring entered into a Release of All Claims with the Company, releasing the Company and its subsidiaries from all employment-related claims, in exchange for 31,500 shares of the Company's Common Stock.

         On December 31, 1999, James Season entered into a Release of All Claims with the Company, releasing the Company and its subsidiaries from all employment-related claims, in exchange for 100,000 vested five-year stock options to purchase the Company's Common Stock at $1.25 per share.

                                     PART IV

Item 14: Exhibits, Financial Statement Schedules and Reports of Form 8-K.

(a) 1.  Financial Statements                                               Page
----------------------------                                               ----

Reports of Certified Public Accountants                                    F-1

Consolidated Balance Sheets at December 31, 1999 and 1998                  F-3

Consolidated Statements of Operations for the Years Ended
         December 31, 1999, 1998 and 1997                                  F-4

Consolidated Statement of Stockholders' Equity for the Years Ended
         December 31, 1999, 1998 and 1997                                  F-5

Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1999, 1998 and 1997                                  F-6

Notes to Consolidated Financial Statements                                 F-8

(a)(2) Reports on Form 8-K. A Current Report on Form K under Item 5 Other Events was filed on October 4, 1999 for September 17, 1999, reporting the Registrant's execution of a Stock Purchase Agreement with Lebow Investments Ltd. for the sale of PICK Net UK PLC and PICK Net Inc.

(a)(3)   Exhibits.


     3.1      Amended Articles of Incorporation (1)
     3.2      Certificate of Amendment to Articles of Incorporation
     3.3      By-Laws (2)
     4.1      Form of Warrant Agreement between Registrant and certain holders of warrants (3)
     4.2      Form of Note issued by the Registrant to the Noteholders in the July 1998 Bridge
              Loan (6)
     4.3      Form of Note issued by the Registrant to the Noteholders in the July 1998 Bridge Loan,
              as amended (6)
     4.4      Form of Warrant issued by the Registrant to the Noteholders in the July 1998 Bridge
              Loan (6)
     4.5      Form of Warrant issued by the Registrant to the Noteholders in the July 1998 Bridge
              Loan, as amended (6)
     4.6      Certificate of Designation, Number, Powers, Preferences and Relative Participating,
              Optional and Other Special Rights, Qualifications, Limitations, Restrictions, and Other
              Distinguishing Characteristics of Series B Convertible Preferred Stock (6)



     4.7      Certificate of Designation, Number, Powers, Preferences and Relative Participating,
              Optional and Other Special Rights, Qualifications, Limitations, Restrictions, and Other
              Distinguishing Characteristics of Series D Convertible Preferred Stock (6)
     4.8      Form of Warrant issued by the Registrant to holders of the Series D Convertible
              Preferred Stock (6)
    *4.9      Form of Amended Note dated April 30, 1999 to the Noteholders in the July, 1998 Bridge
              Loan
   *4.10      Note dated November 10, 1999 issued by PICK Net, Inc. to IDT Corporation.
   *4.11      Promissory Note dated November 3, 1999 issued by PICK Sat, Inc. to Tri-Links
              Investment Trust.
   *4.12      Warrant dated January 13, 2000 issued by PICK Sat, Inc. to Gulfsat Communications
              Company.
   *10.1      General Security Agreement dated July 29, 1998 by and between the Registrant and
              Commonwealth Associates
   *10.2      Amendment No. 1 to General Security Agreement dated December 20, 1999
   *10.3      Amendment No. 2 to General Security Agreement dated March 31, 2000
    10.4      Employment Agreement dated September 28, 1998 between Diego Leiva and the
              Registrant  (4)
   *10.5      Amendment dated April 22, 1999 to Employment Agreement between Diego Leiva and the Registrant.
    10.6      Restructuring Agreement dated April 21, 1999 by and between the Registrant and
              Commonwealth Associates.
   *10.7      Agreement dated November 12, 1999 by and between IDT Corporation and the
              Registrant.
   *10.8      Guaranty Agreement dated November 12, 1999 by and between IDT Corporation and the
              Registrant.
   *10.9      Forbearance letter dated July 27, 1999 by and among Worldcom Network Services, Inc.
              the Registrant and other entities of the Registrant.
   *10.10     Consulting Agreement dated July 8, 1999 by and between Thomas M. Malone and the
              Registrant.
   *10.11     Management Services Agreement dated May 4, 2000 by and between the Registrant and
              SAICOL Limited
   *10.12     Advisory Agreement dated April 27, 1999 by and between the Registrant and Alberto M.
              Delgado
   *10.13     Advisory Agreement dated April 27, 1999 by and between the Registrant and Richard
              Maranon
   *10.14     Loan Agreement dated November 3, 1999 by and among Tri-Links Investment Trust,
              PICK Sat, Inc. and the Registrant.
   *10.15     Borrower Security Agreement dated November 3, 1999 by and among
              Tri-Links Investment Trust, and the Registrant.
   *10.16     Parent Guarantee Agreement dated November 3, 1999 by and among
              Tri-Links Investment Trust, and the Registrant.
   *10.17     Amendment Agreement dated January 26, 2000, by and among Tri-Links Investment
              Trust, PICK Sat, Inc. and the Registrant.



   *10.18     Termination Agreement dated January 13, 2000 by and between the Registrant and
              Lebow Investments, Ltd.
   *10.19     Guaranty dated September 13, 1999 by and between the Registrant and Atlantic
              TeleNetwork, Inc.
    10.20     Stock Purchase Agreement, between the Registrant and Lebow Investments, Ltd., dated as of September 13, 1999 (5)
    10.21     PICK Sat Option Agreement, among the Registrant, PICK Sat, Inc. and Atlantic Tele-
              Network, Inc., dated as of September 13, 1999 (5)
    21.1      Subsidiaries of the Registrant (4)
   *23.1      Consent of Goldstein Golub Kessler LLP
   *23.2      Consent of Durland & Company, CPA, P.A.
   *27.1      Financial Data Schedule

*    Filed with this Report

------------
(1) Incorporated herein by reference from Exhibits to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.
(2)   Incorporated herein by reference from Exhibits to Registrant's Form 10.
(3) Incorporated herein by reference from Exhibits to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.
(4) Incorporated herein by reference from Exhibits to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.
(5) Incorporated herein by reference from Exhibits to Registrant's Form 8-K for September 17, 1999.
(6) Incorporated herein by reference to Registrant's Registration Statement on Form S-1 (No. 333-85205) declined effective on November 15, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section l3 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                         PICK COMMUNICATIONS CORP.


Dated: June 6, 2000                      By: /s/Robert Sams
                                             -----------------------------------
                                             Robert Sams,
                                             President and Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates stated:

Signature              Title                                           Date
---------              -----                                           ----

/s/Robert Sams         Chairman of the Board,                     June 6, 2000
--------------         President and Chief Executive Officer
Robert Sams            (Principal Executive Officer and
                       Principal Financial Officer) and Director