Form 10-K/A
period 1999-12-31
PICK COMMUNICATIONS CORP
filed 2000-07-12
CIK 1006282

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


         In April 2000, a group of investors from Europe and the Middle East committed an aggregate of $10 million to PICK Sat (the "PICK Sat Financing"), to occur over a l2 month period. The Investors will acquire 20% ownership of PICK Sat and will be issued equity on the basis of 1% for every $500,000 invested. As of July 1, 2000, $1.3 million had been invested in PICK Sat. See Item 7. "Management's Discussion and Analysis of Financial Condition of Results of Operations."

Note Restructuring

         Between July 29 and September 8, 1998, the Company sold an aggregate of 99 Units in a bridge loan (the "July Bridge Loan") consisting of 10% senior secured notes and 9,900,000 warrants to purchase 990,000 shares of the Company's common stock at $5.00 per share for five years, for gross proceeds of $9,900,000. The Company allocated $8,587,066 of the gross sale proceeds to the debt and $1,312,934 to the warrants. The $1,312,934 discount was amortized as interest expense over the original 120-day life of the July Bridge Note. A security interest in the Company's (but not its subsidiaries) assets was filed on behalf of the investors in the July Bridge Loan.

         On April 27, 1999, $9,880,000 of the $9,900,000 in principal amount of the Noteholders consented to a restructuring (the "Restructuring") to amend their Notes (the "Amended Notes"), which had been conditioned on at least 80% approval. The Noteholders agreed to (a) exchange 988,000 registered shares of common stock for the warrants issued in connection with the original issuance of the Notes, 245,750 shares for the warrants issued in connection with an extension of the July Bridge Loan and 388,040 shares pursuant to the anti-dilution provisions of the warrants, and (b) receive one share of common stock for every ten dollar ($10.00) principal amount of the Amended Notes, or an aggregate of 988,000 shares of Common Stock. The conversion price of the Amended Notes was subsequently adjusted from $10.00 to $5.00 per share pursuant to the anti-dilution provisions of the Notes. Commonwealth Associates and its designees ("Commonwealth"), as agent for the Noteholders, was paid 200,000 shares, plus warrants to purchase 50,000 shares exercisable at $13.75 per share, with the exercise price of warrants previously issued to Commonwealth reduced to $1.00 per share.

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


         Until the PICK Sat financing in May 2000, PICK Sat was unable to complete its' Network Operating Center ("NOC"). PICK Sat is operating out of temporary facilities in Miami, Florida and will be headquartered in a 13,000 sq. ft. facility in Miami, FL at Koger Park, where an advanced NOC is currently under construction. This facility will provide ample room for expansion and anticipated customer transmission requirements. Additionally, a satellite broadcast dish farm may be constructed next to the building.


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


         PICK Sat and the cable companies have been testing the equipment and making installations, however, PICK Sat was without adequate funds to implement the contracts on a larger scale. PICK Sat has started receiving the necessary funds to be able to commercialize its services and expects to invoice its first customers in or about August 2000. The agreements are for five years with renewal provisions.


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


         Through December 31, 1999, all of the Company's revenue was derived from its international long distance telecommunications services. In 1999, approximately 40%, 19% and 13% of the Company's sales were from three customers, Blackstone Calling Card, Inc., IDT Corporation and World Access. Blackstone and IDT accounted for approximately 72% and 10% of the Company's sales in 1998. In 1997, approximately 19% and 13% of the Company's sales were derived from two customers, Trescom and DC Communications Corp.


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

Discontinued Operations


         On June 23, 1999, the Company's Board of Directors voted to sell or discontinue the long distance telephone service portion of its business to focus on the Internet services portion of its business. The Company terminated marketing and distribution of prepaid telephone calling cards through PICK US, Inc. The Company entered into a definitive agreement on September 13, 1999, as described below, to sell the stock of PICK Net Inc. and PICK Net UK PLC (collectively "PICK Net"), both of which provided international long distance services to other carriers and resellers, for nominal value, and have up to approximately $10.7 million of their liabilities assumed including capitalized leases. The sale of PICK Net occurred in January 2000. The Company still has contingent liabilities of approximately $4.6 million of indebtedness which was assumed as part of the sale of PICK Net. The contingent liabilities described below primarily include: (a) a promissory note in the principal amount of $2,000,000 plus accrued interest at 12% per annum payable to IDT Corporation by May 2001 and (b) approximately $2.1 million of indebtedness to Atlantic Tele-Network Inc. incurred by PICK Sat and PICK Net. As of December 31, 1999, the Company had approximately an additional $19 million of indebtedness of its own, including $9.9 million of Senior Secured Notes due April 2002 and exclusive of discontinued operations.

         On September 17, 1999, PICK agreed to sell PICK Net Inc. and PICK Net UK PLC (collectively, ("PICK Net"), both wholly-owned subsidiaries of the Registrant, to Lebow Investments Ltd. ("Lebow"), pursuant to a Stock Purchase Agreement (the "SPA") dated as of September 13, 1999. Pursuant to the SPA, Lebow agreed to purchase all of the outstanding capital stock of PICK Net from the Registrant for $2.00 in cash and assume up to approximately $10.6 million in liabilities owed to vendors and creditors of PICK Net plus up to $95,000 in potential liabilities to AT&T as a result of arbitration proceedings. Lebow agreed to be financially responsible for PICK Net. PICK Net borrowed an aggregate principal amount of $1,548,000 with interest thereon to continue operations. The loans are evidenced by a promissory note dated September 13, 1999 in the aggregate amount of $5,000,000 pursuant to a Discretionary Credit Agreement between PICK Net and Atlantic Tele-Network Inc. ("ATN"). This indebtedness was guaranteed by PICK Sat and secured by certain assets of PICK Sat. Subject to closing under the SPA, Lebow granted to ATN the PICK Net Option to purchase from Lebow all of the outstanding capital stock of PICK Net.


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


         In late 1996, the Company entered into a reciprocal telecommunications agreement with IDT Corporation ("IDT"), one of the Company's customers/carriers. Under the agreement, IDT agreed to purchase certain telecommunication services from the Company, and the Company agreed to purchase certain telecommunications services from IDT. Pursuant to the agreement, IDT loaned the Company $2,000,000 in working capital financing for one year, which matured on February 9, 1999. The Company and IDT reached an agreement to execute a new six-month note executed by PICK Net in the principal amount of $2,000,000 plus accrued interest and guaranteed by PICK. The Company agreed to issue to IDT 40,000 shares of PICK's common stock in exchange for IDT's warrants to purchase 40,000 shares of PICK's common stock, which shall be canceled upon such delivery, plus a restructuring fee of 50,000 shares of PICK common stock. The Company also agreed to pay $250,000 upon the earlier to occur of 30 days from the date of execution of the agreement or the completion of additional financing for at least $5 million for PICK and shall make six monthly principal payments of $25,000 each on the last business day of each month following the issue date of this Note, beginning on December 31, 1999. In the event PICK elects to exercise its option to extend the maturity date of the Note from six months to three years, it shall deliver to IDT $375,000, payable in immediately available funds or, at the option of PICK, 37,500 shares of PICK's Common Stock. Thereafter, PICK agrees to pay IDT in addition to the initial six payments of $25,000 each, $100,000 per month for 6 months, and six payments of $200,000 each in months 13-18 and the final payment of principal and interest in the 19th month. Interest is payable monthly at 9% per annum and the Note will be pre-paid pro rata in the event the Company prepays any indebtedness over $2 million including the July 1998 Bridge Notes, as amended. The Note will automatically convert into common stock at $10.00 per share if the average price of the Company's common stock exceeds $15.00 per share for at least 20 consecutive days. All shares of common stock issued or issuable to IDT will be registered with the SEC. IDT notified PICK Net of its alleged default under the Note and on January 18, 2000, a Modification Agreement was signed whereby the maturity date of the Note was extended until May 15, 2001. IDT refrained from commencing a lawsuit to seek repayment as long as PICK Net complied with the obligations under the letter agreement and no materially adverse event covering PICK Net occurred. The failure of Lebow to continue to fund PICK Net's obligations may be deemed to be a material adverse event, however no action has been taken. The principal amount due to IDT was reduced by $114,000 and an additional $76,000 as of December 31, 1999 and January 31, 2000, respectively, for time purchased by PICK Net from IDT.

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

         On or about March 15, 1999, Worldcom Network Services, Inc., d/b/a Wiltel, commenced a lawsuit against the Company in the United States District Court, Southern District of New York demanding a judgment in the amount of $1,177,734 and interest at 18% per annum plus costs and expenses. The plaintiff alleged that the Company failed to pay for telecommunications services provided. On April 15, 1999, as amended on July 27, 1999, the Company and Worldcom entered into a Settlement Agreement, under which the Company agreed to pay Worldcom $1,256,622 (the "Settlement") in exchange for a full and complete settlement of Worldcom's lawsuit against the Company. The Company agreed to pay the Settlement with interest at 16% per annum on or before January 16, 2001, as extended, and for Worldcom to discontinue, without prejudice, the legal proceedings until such date. The Company agreed to pay Worldcom a 100,000 share restructuring fee which shares have been registered with the SEC.

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

Statement of Operations Data:


                                                                 Years Ended December 31,
                                   -------------------------------------------------------------------------------
                                         1999           1998             1997            1996             1995
                                   -------------   -------------    -------------   -------------     ------------
Operating loss                     $  (2,926,191)  $  (2,139,830)    $   (399,448)   $   (607,890)     $         -

Other income (expense)                (1,824,845)       (133,000)      (9,890,284)      8,436,809                -

Income (loss) from continuing
  operations before minority
  interest in loss of
  consolidated subsidiary,
  and provision for (benefit)      -------------   -------------    -------------   -------------     ------------
  from income taxes                   (4,751,036)     (2,272,830)     (10,289,732)      7,828,919                -

Minority interest in loss
  of consolidated subsidiary               1,742           2,062          434,064         260,541               37

Benefit (provision) for
  income taxes                               -              -           1,808,000      (1,808,000)

Loss from discontinued
  operations                          (5,486,880)    (14,792,541)      (1,452,134)     (4,645,670)      (1,071,078)

Loss on disposal of
  discontinued operations
  and related costs                  (45,315,574)              -                -               -                -

Estimated cost to
  discontinue operations              (1,793,137)              -                -               -                -
                                   -------------   -------------    -------------   -------------     ------------
Net (loss) income                    (57,344,885)    (17,063,309)      (9,499,802)      1,635,790       (1,071,041)

Beneficial conversion feature
  of preferred stock                 (25,170,000)             -                 -               -                -
                                   -------------   -------------    -------------   -------------     ------------
Net income (loss) applicable to
  common stock                     $ (82,514,885)  $ (17,063,309)   $  (9,499,802)  $   1,635,790     $ (1,071,041)
                                   =============   =============    =============   =============     ============
Net income (loss) per
  common share - basic                  $ (17.37)        $ (4.62)         $ (2.57)         $ 0.39          $ (0.26)
                                   =============   =============    =============   =============     ============
Weighted-average common
  shares outstanding-basic             4,750,742       3,692,356        3,695,853       4,199,150        4,044,252
                                   =============   =============    =============   =============     ============

Balance Sheet Data:


                                                                    At December 31,
                                   -------------------------------------------------------------------------------
                                         1999           1998             1997            1996             1995
                                   -------------   -------------    -------------   -------------     ------------
Working capital
(deficiency)                       $ (19,912,739)  $ (14,569,842)   $  (7,405,608)  $  (3,152,216)    $ (1,074,159)
                                   =============   =============    =============   =============     ============

    Total Assets                   $   7,266,835   $   6,791,156    $   1,817,513   $   8,917,149     $  2,449,024
                                   =============   =============    =============   =============     ============

Current Liabilities                $  20,414,414   $  16,134,301    $   8,027,642   $   6,582,429     $  2,679,923
                                   =============   =============    =============   =============     ============

Long-term liabilities              $  10,616,586   $  10,922,716    $     794,905   $          --     $    400,000
                                   =============   =============    =============   =============     ============

Stockholders' equity
(deficiency)                       $ (23,848,441)  $ (20,351,879)   $  (7,093,114)  $     869,579     $   (846,407)
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

Costs and Expenses:


         Selling, general and administrative expenses increased to approximately $2,826,000 for the year ended December 31, 1999 ("1999") from $2,094,000 for the year ended December 31, 1998 ("1998"). PICK Sat was in the organizational phase through the end of 1998 and as such had nominal expenditures in 1998, therefore, a substantial portion of the increase is attributable to the newly formed subsidiaries, PICK Sat and PICK Online's start-up and development expenses. The Company also had a significant increase in salaries, outside consultants, accounting, legal, travel and public relations expense. Contemporaneous with the Board's decision to sell or discontinue its telecommunications operations, and layoff or fire the associated personnel, it needed to retain outside professional services on an interim basis to handle the functions previously performed by salaried employees. Preparation of public filings and the negotiation of debt arrangements gave rise to the majority of the increase in expenses.


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

Discontinued Operations


         Total sales amounted to approximately $5,930,000 for 1999, compared to $9,823,000 for 1998, a decrease of approximately $3,893,000 prior to the discontinuance of operations. (See Note 12 of Notes to Consolidated Financial Statements for operating results of the discontinued operations.) The Company significantly curtailed its operations during the first half of 1998, while it installed and tested two, leased Siemens Digital Central Office Switches. These switches replaced switching services previously purchased from third party vendors. Consequently, the Company decided to curtail its marketing efforts for the sale of international long distance services until it completed this installation and until it had the capability to deliver traffic through Gulfsat. For 1999, the Company generated international long distance revenue of approximately $2,567,000, as compared with $1,978,000 for 1998. Prepaid telephone calling card revenues were approximately $3,363,000 for 1999, compared to $7,844,000 for 1998. This latter decrease is attributable to discontinuance of sales to Blackstone Calling Card, Inc. ("Blackstone") under the Company's agreement with Blackstone, a major marketer and distributor of prepaid telephone calling cards, which had its first full year of sales with PICK Sat in 1998.

         In the discontinued operations, the cost of telephone time purchased decreased from approximately $16,393,000 in 1998 to $7,860,000 in 1999, as operations were being wound down.

Loss from Operations:

         The Company's loss from continuing operations increased from approximately $2,271,000 in l998 to approximately $4,749,000 in 1999, primarily due to the increases in aggregate salaries, selling, general and administrative costs, and interest expense primarily on private placement debt outstanding for the full year of 1999 (See Note 5) and without the receipt of revenues, as PICK Sat and PICK Online continued the development of their products and offerings and as PICK Sat began to move into the commercial deployment phase and other expenses as discussed under "Costs and Expenses" above.

         Total loss from discontinued operations inceased from approximately $14,793,000 for 1998 to approximately $52,596,000 for 1999. Included in the loss for 1999, is a loss on the disposal of the discontinued operations in the aggregate amount of approximately $45,316,000. This amount is attributable to the writing off of the deferred interest and debt placement charges of the restructured notes which amounts are related to the discontinued operations and therefore will provide no future benefit. See Note 5 of Notes to Consolidated Financial Statements.

         As a result of the foregoing, the company incurred a net loss of approximately $57,345,000 in l999 as compared to a net loss of approximately $17,063,000 in l998. In addition, the Company recorded a charge of $25,170,000 in l999 for the beneficial conversion feature of the preferred stock it sold in l999, whereas, no similar charges were previously recorded.


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


         Selling, general and administrative expenses were $2,094,025 for 1998, compared to $218,917 for 1997, reflecting an increase of $1,875,108, or 857%. This increase is primarily due to increases in staffing and interest expense.

         The Company's loss from continuing operations before other income (expense) decreased from $8,047,668 for 1997 to $2,270,768 for 1998 primarily due to a $9,449,079 loss on marketable securities in 1997 set off, in part, by the increases in general and administrative expenses discussed above.

         Interest and debt placement expenses increased significantly from the prior year due to the substantial increase in the amount of short-term debt placed in 1998. (See Note 12)

Liquidity and Capital Resources

At December 31, 1999

         Due to the losses discussed above, the Company's working capital deficit increased from approximately $14,570,000 as of December 31, 1998, to approximately $19,913,000 as of December

31, 1999, an increase of approximately $5,343,000 and the stockholders' deficit changed from approximately a negative $20,352,000 at December 31, 1998 to approximately $23,848,000 at December 31, 1999, an increase in negative net worth of approximately $3,496,000.

         Current assets decreased by approximately $1,063,000 primarily due to a decrease in current assets from discontinued operations. The Company had no cash on hand and was overdrawn by approximately $20,000 at December 31, 1999. Current liabilities increased by approximately $4,280,000. This increase is largely due to net increases in accounts payable and accrued expenses as a result of increased business activity in the newly formed subsidiaries, funding of continued losses and lower sales volume, and a decrease in current liabilities from discontinued operations offset, in part, by a decrease in deferred revenue for pre-paid calling cards. However, a substantial portion of current liabilities from discontinued operations were assumed by Lebow and Gulfsat on January 18, 2000, as described under "Discontinued Operations."

         In April 2000, a group of investors from Europe and the Middle East committed an aggregate of $10 million to PICK Sat (the "PICK Sat Financing"), to occur over a l2 month period. The Investors will acquire 20% ownership of PICK Sat and will be issued equity on the basis of 1% for every $500,000 invested. As of July 1, 2000, $1.3 million had been invested in PICK Sat.

         In September, 1999, PICK entered into an option agreement with Atlantic Tele-Network, Inc. ("ATN") to sell them up to 19.9% of the common stock of PICK Sat for $8 million, with an option to acquire an additional 31.1% for an additional $15 million payable in 500,000 shares of ATN common stock or $15 million in cash or ATN common stock, whichever produces the higher value at the time of exercise of the option was exercised in full. PICK Sat obtained interim loans in the amount of $476,000 from ATN for the Company and PICK Sat's operating expenses. ATN chose not to exercise the option. In addition, under a credit facility, one of PICK's former subsidiaries, PICK Net USA, has debt to ATN, including principal and interest accrued as of December 31, 1999 in the aggregate of $1,589,663. In accordance with the terms of the above loans from ATN, the $476,000 borrowed by PICK Sat and the $1,589,663 borrowed by PICK Net USA, all become due and payable on February 4, 2000 and has not been paid. On January 4, 2000, in consideration of the then pending completion of the sale of the Company's PICK Net subsidiaries to Lebow and Gulfsat, as well as the termination of the PICK Sat option, ATN received five-year warrants to purchase 1 million shares of PICK Common Stock exercisable at $2.00 per share.

         On November 3, 1999, PICK Sat obtained a 120 day revolver for $500,000 (the "Revolver") from Tri-Links Investment Trust ("Tri-Links"). PICK Sat borrowed $412,000 under the Revolver which bears interest at 13% per annum, increasing to l5% per annum upon default and payment of which is guaranteed by PICK. Tri-Links was granted a security interest in substantially all of PICK Sat's assets which was initially subordinated to ATN and then made pari passu and equal in priority. The Revolver came due on March 3, 2000.


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


         PICK was able to obtain cash equity investments totaling $6,481,000 during 1999. Of the total investments, $1,050,000 was recorded during the first quarter of 1999 and $5,431,000 was recorded in the second quarter, as follows. In March 1999, the board of directors authorized the issuance of 2,000,000 shares of Series B convertible preferred stock. The Series B convertible preferred stock has a stated par value of $.001 per share and 1,871,000 shares were issued, convertible into 1,871,000 shares of the Company's common stock at the rate of $1.00 per share. As of December 31, 1999 and March 31, 2000, 941,000 and 1,188,000 shares of Series B convertible preferred stock had been converted into common stock. The remaining 683,000 shares of Series B convertible preferred stock are convertible into 683,000 shares of Common Stock.

         In April 1999, the board of directors authorized the issuance of 500,000 shares of Series D convertible preferred stock. The Series D convertible preferred stock has a stated par value of $.001 per share and was initially convertible into 1,190,500 shares of the Company's common stock at the rate of $4.20 per share. As of December 31, 1999, the Company had sold an aggregate of 466,000 shares of Series D convertible preferred stock for $4,660,000 prior to the payment of $459,750 of preferred stock placement costs. In addition, the Company issued an aggregate of 700,000 common stock purchase warrants in connection with the sale of Series D convertible preferred stock. The Warrants, as adjusted, are exercisable at $6.30 per share of common stock for a two-year period for an aggregate of 70,000 shares. On July 15, 1999, the Company sold 34,000 shares of Series D convertible preferred stock for $340,000 to Diego Leiva, then Chairman of the Board. The purchase is evidenced by a recourse promissory note secured by a pledge of the securities. In January 2000, the conversion rate was adjusted so that the preferred stock converts into common stock at $2.00 per share. As of December 31, 1999 and May 12, 2000, $2,395,000 and $3,095,000
principal amount of Series D Convertible Preferred Stock, respectively, had been converted into common stock. The remaining $1,905,000 principal amount of Series D Convertible Preferred Stock are convertible into 952,500 shares of common stock.


         Due to the restructuring of the $9,900,000 short term notes the Company recorded an increase in additional paid-in-capital of $45,054,337 during 1999. We also recorded a charge on the beneficial conversion feature of the preferred stock of $25,170,000 associated with the issuance of preferred stock. Neither of these latter two charges used any cash of the Company.

         In June 1999, the Company elected to divest or terminate its long distance telephone services subsidiaries. PICK recorded a charge to retained earnings of $45,315,574, as the loss on the discontinuance and disposal of the long distance telephone services and prepaid calling card business and an estimated cost to discontinue operations of $1,793,137. These charges did not affect cash. The Company entered into an agreement in September 1999 to divest itself of PICK Net, Inc. and PICK Net UK, PLC, both of which provide international long distance services to other carriers and resellers. The Company has terminated marketing and distributing of prepaid telephone calling cards through PICK US Inc. It plans to dissolve its PICK US, Inc. unit upon the termination of the liability due to the outstanding prepaid calling cards. On January 18, 2000, the Company completed the sale of the stock of the two PICK Net subsidiaries for nominal value and had a substantial portion of their liabilities assumed. However, in February 2000, the buyer of PICK Net defaulted on the payment obligations for which the Company has demanded payment. The operations of the Company are currently those of PICK Sat and PICK Online.

Material Changes in Cash Flows

         Cash decreased during 1999, by approximately $17,000. This decrease is attributable primarily to a decrease in cash used in operating activities of approximately $63,000 from $5,305,000 in l998 to $5,242,000 in l999, a decrease in cash provided by financing activities of approximately $2,532,000 from approximately $9,095,000 to $6,563,000, as described below, as well as a decrease in cash used in investing activity of approximately $2,477,000.

Cash Flows from Operating Activities

         Operating activities used approximately $5,242,000 in cash during 1999, compared with cash used of approximately $5,305,000 for 1998. For 1999, the Company incurred a net loss of approximately $57,345,000, as compared to approximately $17,063,000 for 1998. The net loss for 1999 included a loss on disposal of discontinued operations and an estimated cost to discontinue operations aggregating approximately $47,109,000. This loss on disposal included a non-cash debt restructuring charge of approximately $45,316,000 (See Note 5 of Notes to Consolidated Financial Statements) that related to the businesses being discontinued; the issuance of stock, options and warrants issued for services in the amount of approximately $3,680,000, none of which included a cash expense. The increased use of cash in operations in l999 also resulted from the Company's decreased sales in the prepaid calling card business under the Blackstone Agreement and sales of long distance services from discontinued operations, which was partially offset by an increase in accounts payable and accrued expenses.

Cash Flows from Investing Activities


         The Company's capital expenditures of approximately $1,340,000 for 1999 decreased from approximately $3,817,000 in 1998. This decrease is attributable primarily to the Company's delay in the development of the satellite-based Internet access, interactive multimedia structures for its PICK Sat and PICK Online subsidiaries.

Cash Flows from Financing Activities

         During 1999, the Company had net cash provided by financing activities of approximately $6,563,000, as compared to net cash provided by financing activities of approximately $9,095,000 for 1998. The proceeds are from the issuance of the Series B and Series D preferred stock and funds advanced on third party debt during 1999. The 1999 amounts were offset by loan repayments and costs attributable to the issuance of the preferred stock. Cash provided during l998 was provided primarily from funds advanced from third-party debt, less debt repayments.

At December 31, 1998

         The Company's 1998 net loss of $17,063,309 generated negative cash flow from operations of $5,304,994 for 1998, compared with negative cash flow from operations of $419,672 for 1997. Due to the losses discussed above, the Company's working capital deficiency increased from $7,405,608 at December 31, 1997 to $14,569,842 at December 31, 1998 (an increase in the working capital deficiency of $7,164,234). The Company's net worth changed from a negative $7,093,114 at December 31, 1997 to a negative $20,351,879 at December 31, 1998
(an increase in negative net worth of $13,258,765).


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

Item 8: Financial Statements and Supplementary, Data


         The Company's financial statements are included by amendment in a separate section of this Report, following Item 14.

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

                                    PART III

Item 10: Directors and Executive Officers of the Registrant

         The following table sets forth the names, ages and positions with the Company as of June 6, 2000, the initial filing date of this Report of all of the executive officers of the Company and its principal subsidiaries and the sole director of the Company. Also set forth below is information as to the principal occupation and background for each named person in the table.

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


         On March 3, 1999, the Company, Diego Leiva ("Leiva"), the Company's Chairman of the Board, and Commonwealth Associates L.P. ("Commonwealth") the placement agent for the holders of the Company's outstanding 18% senior secured notes, entered into an Agreement by which Commonwealth and its designees, including J.P. Turner & Company, L.L.C. ("Turner") and management of the Company, would purchase up to $2,000,000 of preferred stock of the Company (the "Series B Preferred Stock") at a purchase price of $1.00 per share. On March 12, 1999, the Company filed a Certificate of Designation, as later amended, relating to the Series B Preferred Stock (the "Series B Certificate") with the Secretary of State for the State of Nevada. The Series B Certificate authorized 2,000,000 shares of Series B Preferred Stock convertible by the holders thereof into the Company's Common Stock at $1.00 per share as adjusted for the subsequent reverse split. In addition, the Series B Preferred Stock has a liquidation preference of $1.00 per share. The Company received $1,871,000 (including $50,000 of Mr. Malone's signing bonus) for the 1,871,000 shares of Series B Preferred Stock from Commonwealth, Turner and officers and directors of the Company convertible into 1,871,000 shares of Common Stock. The following officers, directors and/or former officers and directors have purchased the respective amounts of Series B Preferred Stock:


                  Robert R. Sams                      $160,000
                  Alberto M. Delgado                   315,000
                  Ricardo Maranon                       21,000
                  John Tydeman                          60,000
                  Tom Malone                            50,000
                                                      --------
                                                      $606,000
                                                      ========

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

                                     PART IV

Item 14: Exhibits, Financial Statement Schedules and Reports of Form 8-K.

(a) 1.  Financial Statements                                               Page
----------------------------                                               ----


Reports of Certified Public Accountants                                    F-2

Consolidated Balance Sheets at December 31, 1999 and 1998                  F-4

Consolidated Statements of Operations for the Years Ended
         December 31, 1999, 1998 and 1997                                  F-5

Consolidated Statement of Stockholders' Deficiency for the Years Ended
         December 31, 1999, 1998 and 1997                                  F-6

Consolidated Statement of Cash Flows for the Years Ended
         December 31, 1999, 1998 and 1997                                  F-9


Notes to Consolidated Financial Statements                                 F-11

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

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES
                                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------









Independent Auditor's Report                                       F-2

Independent Auditor's Report                                       F-3

Consolidated Financial Statements:

   Balance Sheet                                                   F-4
   Statement of Operations                                         F-5
   Statement of Stockholders' Deficiency                        F-6 - F-8
   Statement of Cash Flows                                      F-9 - F-10
   Notes to Consolidated Financial Statements                  F-11 - F-25

INDEPENDENT AUDITOR'S REPORT




The Board of Directors
PICK Communications Corp.


We have audited the accompanying consolidated balance sheets of PICK Communications Corp. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PICK Communications Corp. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and cash flows for the two years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, the Company has incurred substantial recurring losses from operations, has a net capital deficiency and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 15. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




GOLDSTEIN GOLUB KESSLER LLP
New York, New York

June 14, 2000

                                DURLAND & COMPANY
                       ---------------------------------
                          CERTIFIED PUBLIC ACCOUNTANTS
                       ---------------------------------

                     REPORT OF CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
PICK Communications Corp.
Wayne, New Jersey

We have audited the accompanying consolidated statements of operations, stockholders' equity (deficiency) and cash flows of PICK Communications Corp., for the year ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these consolidated financial statements, based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of financial misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows for the year then ended of PICK Communications Corp., in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, the Company incurred a significant losses, resulting in a deficit equity position. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 15. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                               /s/ Durland & Company, CPAs, P.A.
                                                   -----------------------------
                                                   Durland & Company, CPAs, P.A.


Palm Beach, Florida
April 29, 1998

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                                      CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------


December 31,                                                                                 1999                 1998
-------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash                                                                                                    $     17,052
  Prepaid expenses and other current assets                                         $     176,455              278,352
  Current assets from discontinued operations                                             325,220            1,269,055
-------------------------------------------------------------------------------------------------------------------------------
      Total current assets                                                                501,675            1,564,459
-------------------------------------------------------------------------------------------------------------------------------
Property and Equipment - at cost, net of accumulated depreciation and
 amortization of $214,527 and $114,293, respectively                                    4,434,970            3,195,169
-------------------------------------------------------------------------------------------------------------------------------
Other Assets:
  Security deposits                                                                       261,796              161,796
  Deferred income tax asset, net of valuation allowance of $30,509,000
   and $11,000,000, respectively                                                             -                   -
  Long-term assets from discontinued operations                                         2,068,394            1,869,732
-------------------------------------------------------------------------------------------------------------------------------
      Total other assets                                                                2,330,190            2,031,528
-------------------------------------------------------------------------------------------------------------------------------
      Total Assets                                                                  $   7,266,835         $  6,791,156
===============================================================================================================================
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
  Cash overdraft                                                                    $      20,193
  Current portion of debt                                                                 888,000         $     20,000
  Accounts payable and accrued expenses                                                 8,540,607            2,797,133
  Other current liabilities                                                                  -               1,000,000
  Current liabilities from discontinued operations                                     10,965,614           12,317,168
-------------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                        20,414,414           16,134,301
Debt, less current portion                                                              9,880,000            9,880,000
Long-term Liabilities from Discontinued Operations                                        736,586            1,042,716
-------------------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                31,031,000           27,057,017
-------------------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies
Minority Interest in Consolidated Subsidiary                                               84,276               86,018
-------------------------------------------------------------------------------------------------------------------------------
Stockholders' Deficiency:
  Convertible preferred stock - $.001 par value; authorized 10,000,000 shares
   Designated as Series B - 2,000,000 shares; issued 1,871,000 shares; 930,000 shares outstanding; aggregate liquidation value
    $1,871,000                                                                            930,000                -
   Designated as Series D - 500,000 shares; issued 500,000 shares;
    260,500 shares outstanding; aggregate liquidation value $4,660,000                  2,605,000                -
  Common stock - $.01 par value; authorized 40,000,000 shares and
   10,000,000 shares, respectively; issued and outstanding 8,919,881
    and 3,816,638 shares, respectively                                                     89,234               38,202
  Additional paid-in capital                                                           79,746,228            4,008,029
  Options and warrants                                                                  2,720,071            2,687,461
  Subscriptions receivable                                                               (340,000)               -
  Treasury stock, at cost, 3,550 shares                                                   (11,978)             (11,978)
  Accumulated other comprehensive income                                                    1,482                -
  Accumulated deficit                                                                (109,588,478)         (27,073,593)
-------------------------------------------------------------------------------------------------------------------------------
      Stockholders' deficiency                                                        (23,848,441)         (20,351,879)
-------------------------------------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Deficiency                                $   7,266,835         $  6,791,156
===============================================================================================================================


                  The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31,                                                         1999            1998             1997
-------------------------------------------------------------------------------------------------------------------------------
Costs and expenses:
  Selling, general and administrative expenses                            $ 2,825,957     $ 2,094,025      $   218,917
  Depreciation and amortization                                               100,234          45,805          180,531
-------------------------------------------------------------------------------------------------------------------------------
Operating loss                                                              2,926,191       2,139,830          399,448
-------------------------------------------------------------------------------------------------------------------------------

Other expense:
  Interest expense                                                          1,824,845           -                -
  Write-off of intangible asset                                                 -               -              441,205
  Net loss on marketable equity securities                                      -             133,000        9,449,079
-------------------------------------------------------------------------------------------------------------------------------
Total other expenses                                                        1,824,845         133,000        9,890,284
-------------------------------------------------------------------------------------------------------------------------------

Loss from continuing operations before minority interest in
 loss of consolidated subsidiary, and benefit from income taxes             4,751,036       2,272,830       10,289,732

Minority interest in loss of consolidated subsidiary                            1,742           2,062          434,064
-------------------------------------------------------------------------------------------------------------------------------

Loss from continuing operations before benefit from income
 taxes                                                                      4,749,294       2,270,768        9,855,668

Benefit from income taxes                                                       -               -           (1,808,000)
-------------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations                                             4,749,294       2,270,768        8,047,668
-------------------------------------------------------------------------------------------------------------------------------

Discontinued operations:
  Loss from discontinued operations                                         5,486,880      14,792,541        1,452,134
  Loss on disposal of discontinued operations and related costs            45,315,574           -                -
  Estimated cost to discontinue operations                                  1,793,137           -                -
-------------------------------------------------------------------------------------------------------------------------------
Total loss from discontinued operations                                    52,595,591      14,792,541        1,452,134
-------------------------------------------------------------------------------------------------------------------------------

Net loss                                                                   57,344,885      17,063,309        9,499,802

Beneficial conversion feature of preferred stock                           25,170,000           -                -
-------------------------------------------------------------------------------------------------------------------------------
Net loss applicable to common stock                                       $82,514,885     $17,063,309      $ 9,499,802
===============================================================================================================================

Loss from continuing operations and beneficial conversion
 feature of preferred stock per common share - basic                      $      6.30     $       .61      $      2.18
===============================================================================================================================
Loss from discontinued operations per common
 share - basic                                                            $     11.07     $      4.01      $       .39
===============================================================================================================================

Net loss applicable to common share - basic                               $     17.37     $      4.62      $      2.57
===============================================================================================================================

Weighted-average common shares outstanding - basic                          4,750,742       3,692,356        3,695,853
===============================================================================================================================

                  The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
--------------------------------------------------------------------------------

Year ended December 31, 1999
----------------------------------------------------------------------------------------------------------------------------
                                              Series B Preferred Stock    Series D Preferred Stock        Common Stock
                                              ------------------------    ------------------------   -----------------------
                                                Number                      Number                    Number
                                               of Shares     Amount        of Shares     Amount      of Shares     Amount
----------------------------------------------------------------------------------------------------------------------------

Balance at January 1, 1997                        -            -             -            -          4,321,752    $ 87,395

Reduction of $.02 to $.01 par value               -            -             -            -              -         (43,697)

Cancellation of 60,000 shares subscribed          -            -             -            -            (60,000)       (600)

Reacquisition of shares for cash                  -            -             -            -             (3,550)       -

Reacquisition of shares for unused prepaid
 advertising, with a book value of $2,038,155     -            -             -            -            (75,000)       -

Reacquisition of share for Firenze, Ltd.
 and Ultimistics, Inc.                            -            -             -            -           (600,000)       -

Issuance of common stock for services             -            -             -            -             22,700         227

Issuance of warrants in connection with
 short-term debt                                  -            -             -            -              -            -

Accumulated other comprehensive income            -            -             -            -              -            -

Net loss                                          -            -             -            -              -            -
-----------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997                      -            -             -            -          3,605,902      43,325

Issuance of common stock for compensation         -            -             -            -             66,299         663

Issuance of common stock in connection
 with private placement                           -            -             -            -            139,437       1,394

Issuance of common stock upon exercise of
 warrants by director                             -            -             -            -              5,000          50

Issuance of warrants in connection with
 short-term debt                                  -            -             -            -              -            -


(RESTUBBED TABLE)

Year ended December 31, 1999
---------------------------------------------------------------------------------------------------------------------
                                                                                                         Accumulated
                                               Additional      Options     Subscriptions                    Other
                                                 Paid-in         and         and Notes     Treasury     Comprehensive
                                                 Capital      Warrants      Receivable       Stock      Income (Loss)
---------------------------------------------------------------------------------------------------------------------

Balance at January 1, 1997                    $  6,399,720       -          $(600,000)  $   (602,089)   $(3,904,965)

Reduction of $.02 to $.01 par value                 43,697       -               -              -             -

Cancellation of 60,000 shares subscribed          (599,400)      -            600,000           -             -

Reacquisition of shares for cash                      -          -               -           (11,978)         -

Reacquisition of shares for unused prepaid
 advertising, with a book value of $2,038,155         -          -               -        (2,038,155)         -

Reacquisition of share for Firenze, Ltd.
 and Ultimistics, Inc.                                -          -               -          (420,000)         -

Issuance of common stock for services               42,808       -               -              -             -

Issuance of warrants in connection with
 short-term debt                                      -      $  21,242           -              -             -

Accumulated other comprehensive income                -          -               -              -         3,942,965

Net loss                                              -          -               -              -             -
---------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997                     5,886,825      21,242           -        (3,072,222)        38,000

Issuance of common stock for compensation          296,363       -               -              -             -

Issuance of common stock in connection
 with private placement                            864,405       -               -              -             -

Issuance of common stock upon exercise of
 warrants by director                               13,450       -               -              -             -

Issuance of warrants in connection with
 short-term debt                                      -      2,359,940           -              -             -

(RESTUBBED TABLE)

Year ended December 31, 1999
-------------------------------------------------------------------------------


                                                   Accumulated    Stockholders'
                                                     Deficit       Deficiency
-------------------------------------------------------------------------------

Balance at January 1, 1997                    $       (510,482) $      869,579

Reduction of $.02 to $.01 par value                      -                -

Cancellation of 60,000 shares subscribed                 -                -

Reacquisition of shares for cash                         -             (11,978)

Reacquisition of shares for unused prepaid
 advertising, with a book value of $2,038,155            -          (2,038,155)

Reacquisition of share for Firenze, Ltd.
 and Ultimistics, Inc.                                   -            (420,000)

Issuance of common stock for services                    -              43,035

Issuance of warrants in connection with
 short-term debt                                         -              21,242

Accumulated other comprehensive income                   -           3,942,965

Net loss                                            (9,499,802)     (9,499,802)
-------------------------------------------------------------------------------

Balance at December 31, 1997                       (10,010,284)     (7,093,114)

Issuance of common stock for compensation                -             297,026

Issuance of common stock in connection
 with private placement                                  -             865,799

Issuance of common stock upon exercise of
 warrants by director                                    -              13,500

Issuance of warrants in connection with
 short-term debt                                         -           2,359,940

                                                                     (continued)

                  The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
--------------------------------------------------------------------------------

Year ended December 31, 1999
------------------------------------------------------------------------------------------------------------------------------
                                                 Series B Preferred Stock    Series D Preferred Stock        Common Stock
                                                 ------------------------    ------------------------   ----------------------
                                                   Number                      Number                    Number
                                                  of Shares     Amount        of Shares     Amount      of Shares     Amount
------------------------------------------------------------------------------------------------------------------------------

Issuance of options for compensation                 -             -             -            -             -            -

Cancellation of 723,000 shares of treasury stock     -             -             -            -             -       $  (7,230)

Accumulated other comprehensive loss                 -             -             -            -             -            -

Net loss                                             -             -             -            -             -            -
------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                         -             -             -            -          3,816,638     38,202

Issuance of preferred stock                      1,821,000     $1,821,000      466,000   $ 4,660,000        -            -

Issuance of preferred stock for services            50,000         50,000        -            -             -            -

Preferred stock issuance cost - Series B and D       -             -             -            -             -            -

Issuance of common stock for services                -             -             -            -            854,005      8,540

Conversion of preferred stock to common stock     (941,000)      (941,000)    (239,500)   (2,395,000)    1,511,238     15,112

Issuance of preferred stock as subscriptions
 receivable                                          -             -            34,000       340,000        -            -

Expiration of options and warrants                   -             -             -            -             -            -

Issuance of common stock upon exercise of
 options for cash                                    -             -             -            -             24,500        245

Issuance of common stock for old debt                -             -             -            -            100,000      1,000

Issuance of common stock upon exercise of
 options and warrants for services                   -             -             -            -            437,500      4,375

Issuance of common stock and warrants
 to the restructured debt and fees                   -             -             -            -          2,176,000     21,760

(RESTUBBED TABLE)

Year ended December 31, 1999
---------------------------------------------------------------------------------------------------------------------
                                                                                                         Accumulated
                                                   Additional    Options   Subscriptions                    Other
                                                    Paid-in        and        and Notes     Treasury     Comprehensive
                                                    Capital      Warrants    Receivable       Stock      Income (Loss)
---------------------------------------------------------------------------------------------------------------------

Issuance of options for compensation                 -         $   306,279        -             -              -

Cancellation of 723,000 shares of treasury stock  $(3,053,014)      -             -        $ 3,060,244         -

Accumulated other comprehensive loss                 -              -             -             -         $ (38,000)

Net loss                                             -              -             -             -              -
---------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                       4,008,029     2,687,461        -            (11,978)        -

Issuance of preferred stock                          -              -             -             -              -

Issuance of preferred stock for services             -              -             -             -              -

Preferred stock issuance cost - Series B and D      (544,750)       -             -             -              -

Issuance of common stock for services                965,031        -             -             -              -

Conversion of preferred stock to common stock      3,320,888        -             -             -              -

Issuance of preferred stock as subscriptions
 receivable                                          -              -         $(340,000)        -              -

Expiration of options and warrants                    89,743       (89,743)       -             -              -

Issuance of common stock upon exercise of
 options for cash                                     44,705        -             -             -              -

Issuance of common stock for old debt                999,000        -             -             -              -

Issuance of common stock upon exercise of
 options and warrants for services                   639,245      (643,620)       -             -              -

Issuance of common stock and warrants
 to the restructured debt and fees                45,054,337       239,477        -             -              -


(RESTUBBED TABLE)

Year ended December 31, 1999
----------------------------------------------------------------------------------


                                                    Accumulated    Stockholders'
                                                      Deficit       Deficiency
----------------------------------------------------------------------------------


Issuance of options for compensation                    -          $      306,279

Cancellation of 723,000 shares of treasury stock        -                -

Accumulated other comprehensive loss                    -                 (38,000)

Net loss                                         $  (17,063,309)      (17,063,309)
----------------------------------------------------------------------------------

Balance at December 31, 1998                        (27,073,593)      (20,351,879)

Issuance of preferred stock                             -               6,481,000

Issuance of preferred stock for services                -                  50,000

Preferred stock issuance cost - Series B and D          -                (544,750)

Issuance of common stock for services                   -                 973,571

Conversion of preferred stock to common stock           -                -

Issuance of preferred stock as subscriptions
 receivable                                             -                -

Expiration of options and warrants                      -                -

Issuance of common stock upon exercise of
 options for cash                                       -                  44,950

Issuance of common stock for old debt                   -               1,000,000

Issuance of common stock upon exercise of
 options and warrants for services                      -                -

Issuance of common stock and warrants
 to the restructured debt and fees                      -              45,315,574

                                                                     (continued)

                  The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
--------------------------------------------------------------------------------

Year ended December 31, 1999
------------------------------------------------------------------------------------------------------------------------------
                                                 Series B Preferred Stock    Series D Preferred Stock        Common Stock
                                                 ------------------------    ------------------------   ----------------------
                                                 Number                      Number                    Number
                                                of Shares     Amount        of Shares     Amount      of Shares      Amount
------------------------------------------------------------------------------------------------------------------------------


Issuance of warrants for services                  -             -             -            -             -            -

Issuance of options for services                   -             -             -            -             -            -

Beneficial conversion feature
  of preferred stock                               -             -             -            -             -            -

Foreign currency translation adjustments           -             -             -            -             -            -

Net loss                                           -             -             -            -             -            -

------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                    930,000    $   930,000      260,500   $ 2,605,000     8,919,881    $ 89,234
==============================================================================================================================

(RESTUBBED TABLE)

Year ended December 31, 1999
---------------------------------------------------------------------------------------------------------------------
                                                                                                         Accumulated
                                               Additional      Options     Subscriptions                    Other
                                                 Paid-in         and         and Notes     Treasury     Comprehensive
                                                 Capital      Warrants      Receivable       Stock      Income (Loss)
---------------------------------------------------------------------------------------------------------------------


Issuance of warrants for services                    -       $   494,996         -             -             -

Issuance of options for services                     -            31,500         -             -             -

Beneficial conversion feature
  of preferred stock                           $25,170,000         -             -             -             -

Foreign currency translation adjustments             -             -             -             -         $  1,482

Net loss                                             -             -             -             -             -

----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                   $79,746,228    $2,720,071    $(340,000)  $  (11,978)      $  1,482
======================================================================================================================

(RESTUBBED TABLE)

Year ended December 31, 1999
----------------------------------------------------------------------------------

                                                   Accumulated         Stockholders'
                                                     Deficit            Deficiency
----------------------------------------------------------------------------------


Issuance of warrants for services                      -              $    494,996

Issuance of options for services                       -                    31,500

Beneficial conversion feature
  of preferred stock                             $ (25,170,000)               -

Foreign currency translation adjustments               -                     1,482

Net loss                                           (57,344,885)        (57,344,885)

-----------------------------------------------------------------------------------
Balance at December 31, 1999                     $(109,588,478)       $(23,848,441)
===================================================================================

                  The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

Year ended December 31,                                                           1999             1998             1997
------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                                   $(57,344,885)    $(17,063,309)     $(9,499,802)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Loss on marketable securities                                                  -               133,000        9,449,079
    Stock, options and warrants issued for compensation or services             1,550,067          603,305           64,277
    Loss on disposal of discontinued operations and related costs              45,315,574           -                  -
    Amortization of debt discount and debt placement expenses                      -             4,656,773             -
    Depreciation and amortization                                                 100,234          359,711          180,531
    Write-off of intangible asset                                                  -                -               441,205
    Minority interest in subsidiary loss                                           (1,742)          (2,062)        (434,064)
    Bad debt expense                                                               -               125,740          253,270
    Adjustments to provision for contingent liabilities                            -                -              (649,563)
    Benefit for deferred income taxes                                              -                -            (1,808,000)
    Changes in operating assets and liabilities:
      Decrease (increase) in prepaid expenses and other current assets            101,897         (602,956)         (44,046)
      Increase in accounts receivable                                              -              (414,808)          73,092
      Decrease (increase) in current assets from discontinued operations          943,835         (231,499)            -
      Increase in security deposits                                              (100,000)          -                  -
      Increase in long-term assets from discontinued operations                  (198,662)          -                  -
      Increase in accounts payable and accrued expenses                         5,393,474        2,814,642        3,408,763
      Increase (decrease) in deferred revenue                                      -             1,502,153         (985,735)
      Increase (decrease) in other current liabilities                             -             2,814,316         (868,679)
      Decrease in current liabilities from discontinued operations             (1,001,554)          -                  -
------------------------------------------------------------------------------------------------------------------------------
          Net cash used in operating activities                                (5,241,762)      (5,304,994)        (419,672)
------------------------------------------------------------------------------------------------------------------------------

Cash flows used in investing activity - purchase of property and equipment     (1,340,035)      (3,817,153)          (6,510)
------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Funds advanced on third-party debt, net of cash placement costs                 888,000       11,468,966          250,000
  Proceeds from issuance of common stock for cash                                  44,950           13,500             -
  Acquisition of treasury stock for cash                                           -                -               (11,978)
  Proceeds from issuance of Series B preferred stock                            1,821,000           -                  -
  Proceeds from issuance of Series D preferred stock                            4,660,000           -                  -
  Payment of preferred stock issuance cost                                       (544,750)          -                  -
  Decrease in long-term liabilities from discontinued operations                 (306,130)          -                  -
  Payments on debt                                                                (20,000)      (2,217,667)            -
  Increase in bank overdraft                                                       20,193           -                  -
  Funds advanced by stockholder                                                    -                15,000          170,000
  Payments of stockholder advances                                                 -              (185,000)         (25,152)
------------------------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                             6,563,263        9,094,799          382,870
------------------------------------------------------------------------------------------------------------------------------

Effect of foreign translation on cash                                               1,482           -                  -
------------------------------------------------------------------------------------------------------------------------------

Net decrease in cash                                                              (17,052)         (27,348)         (43,312)

Cash at beginning of year                                                          17,052           44,400           87,712
------------------------------------------------------------------------------------------------------------------------------
Cash at end of year                                                       $       - 0 -    $        17,052    $      44,400
==============================================================================================================================

                                                                     (continued)

                  The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------


Year ended December 31,                                                           1999             1998             1997
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                               <C?
Supplemental disclosures of cash flow information:

  Cash paid during the year for interest from:
    Continuing operations                                                    $      1,519     $    - 0 -        $   - 0 -
=============================================================================================================================
    Discontinued operations                                                  $    171,413     $  1,167,716      $    75,877
=============================================================================================================================

Supplemental schedule of noncash investing and financing activities:

  Conversion of debt to equity                                               $  1,000,000     $    - 0 -        $   - 0 -
=============================================================================================================================
  Issuance of preferred stock as subscriptions receivable                    $    340,000     $    - 0 -        $   - 0 -
=============================================================================================================================
  Beneficial conversion feature of preferred stock                           $(25,170,000)    $    - 0 -        $   - 0 -
=============================================================================================================================
  Assets from discontinued operations acquired under capital leases          $    - 0 -       $    591,026      $   941,033
=============================================================================================================================
  Discounts on short-term debt                                               $    - 0 -       $  1,312,934      $   - 0 -
=============================================================================================================================
  Book value of marketable equity securities exchanged for common stock
   of the Company and its subsidiary                                         $    - 0 -       $    - 0 -        $ 6,390,625
=============================================================================================================================
  Book value of marketable equity securities exchanged for other marketable
   securities                                                                $    - 0 -       $    - 0 -        $ 4,085,000
=============================================================================================================================
  Book value of prepaid advertising and telephone cards exchanged for
   common stock of the Company and its subsidiary                            $    - 0 -       $    - 0 -        $ 2,458,155
=============================================================================================================================



                  The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PICK Communications Corp. and Subsidiaries (collectively, the "Company") provide satellite-based internet access and interactive multimedia services to end-user service providers. In March 1999, the Company formed a new subsidiary, PICK Online.Com Inc., a media content aggregator using a satellite-based multicast delivery system for internet service providers and broadband networks. The Company is headquartered and leases facilities in Miami, Florida.

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

The Company has discontinued the operations of its telecommunication and prepaid calling card business consisting of PICK US, PICK Net and PICK Net UK (see Note
12).

Minority interest represents the minority stockholders' proportionate share of the equity and loss of PCT.

The Company maintains cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses on these accounts.

Revenue from PICK Sat will be derived from monthly fees charged based upon the type of usage and bandwidth contracted for, while sales from POL will be derived from subscribers ratably over the contract period. For the year ended December 31, 1999, both PICK Sat and POL had no revenue and no customers. Revenue from the discontinued operations are recognized at the time that the service is provided, for long-distance time, as reported by the electronic switching devices, and for prepaid calling cards as the card is used.

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

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Loss from continuing operations and beneficial conversion feature of preferred stock per common share - basic is computed by adding (i) the beneficial conversion feature of preferred stock and (ii) the loss from continuing operations and then dividing the result by the weighted-average common shares outstanding - basic. The loss from discontinued operations per common share - basic was computed by dividing total loss from discontinued operations by the weighted-average common shares outstanding-basic.

Net loss per share applicable to common stock - basic is computed by dividing the net loss applicable to common stock by the weighted-average common shares outstanding-basic. Diluted net loss per share is not presented because the inclusion of common share equivalents would be antidilutive.

The financial position and results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries have been translated at average monthly rates. The aggregate effect of the translation adjustments has been deferred and is reflected as a separate component of stockholders' deficiency until there is a sale or liquidation of the underlying foreign investment.

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and revenue and expenses for the periods then ended. Actual results could differ from those estimates.

The Company does not believe that any recently issued but not yet effective accounting standards will have a material effect on the Company's consolidated financial position, results of operation or cash flows.

For comparability, certain 1998 and 1997 amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 1999.

Effective July 23, 1999, the Company's board of directors authorized a 1-for-10 reverse split of its common stock . All share and per-share amounts in these consolidated financial statements have been restated to give effect to this reverse stock split.

2. PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets consist of the following:

December 31,                                        1999               1998
--------------------------------------------------------------------------------

Sundry receivable                             $    3,100           $    3,100
Computer equipment for resale                     58,159               92,235
Prepaid expenses                                  61,851               96,552
Advances and other current assets                 53,345               86,465
--------------------------------------------------------------------------------
                                                $176,455             $278,352
================================================================================

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
3. PPROPERTY AND EQUIPMENT:


Property and equipment, at cost, consists of the following:

                                                                              Estimated
December 31,                                     1999             1998       Useful Life
------------------------------------------------------------------------------------------
Property, equipment and software          $   567,543      $   835,674     3 and 5 years
Asset development/
 installation-in-process                    4,081,954        2,473,788
------------------------------------------------------------------------------------------

                                            4,649,497        3,309,462
Less accumulated depreciation
 and amortization                             214,527          114,293
------------------------------------------------------------------------------------------
                                           $4,434,970       $3,195,169
==========================================================================================

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

5. DEBT:

Debt consists of the following:

December 31,                                       1999                 1998
--------------------------------------------------------------------------------

Private placement debt (a)                   $  9,880,000         $  9,900,000
Note payable  (b)                                 476,000               -
Revolver loan (c)                                 412,000               -
--------------------------------------------------------------------------------

                                               10,768,000            9,900,000

Less current portion of debt                      888,000               20,000

--------------------------------------------------------------------------------
        Debt, less current portion           $  9,880,000         $  9,880,000
================================================================================


(a) Between July 29, 1998 and September 8, 1998, the Company, through Commonwealth Associates ("Commonwealth"), placed $9,900,000 (face amount) of 10%, 120-day Senior Secured Notes (the "Original Notes") and 9,900,000 warrants to purchase 990,000 shares of the Company's common stock at $5.00 per share for five years (the "Placement"). The Original Notes are secured by all the assets of PICK Communications Corp. The Company allocated

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
    $8,587,066 of the gross sales proceeds to the debt and $1,312,934 to the warrants. The $1,312,934 discount was amortized as interest expense over the original 120-day life of the Original Notes. In November and December 1998, the Company exercised its rights to extend the maturity date of the Original Notes for 60 days. Under the terms of the Original Notes, the interest rate of the Original Notes was increased to 18% per annum, retroactive to the issuance of the Original Notes. In January, February and March 1999, the holders of the Original Notes agreed to extend the maturity of the Original Notes until April 27, 1999. In return for the extensions, the Company agreed to issue 50,012 shares of its common stock (valued at $265,063 and included in loss from discontinued operations in the accompanying consolidated statement of operations) and warrants (valued at $485,100 and included in loss from discontinued operations in the accompanying consolidated statement of operations) to purchase 245,750 shares of the Company's common stock for five years at $5.00 per share to the holders of the Original Notes.

    For the placement of the Original Notes, the Company paid Commonwealth and Liberty Capital (the Company's co-financial advisor) $1,099,000 in cash, issued 139,437 shares of common stock (valued at $865,799) and warrants to purchase 250,986 shares of common stock at $5.00 per share (valued at $383,002) for five years. The costs related to the Placement were being deferred and amortized as debt placement expenses over the term of the debt. At December 31, 1998, all debt placement expenses were amortized and included in the consolidated statement of operations.

    On April 27, 1999, the holders of the Original Notes, who control in excess of 99% of the principal which was due on April 27, 1999, consented to restructure their Original Notes (the "Restructured Notes") and extend the maturity date until April 27, 2002. Additionally, the Company has the option to extend the maturity date for one year. Under the terms of the restructuring, the Restructured Notes are convertible into shares of common stock at a fixed price of $10.00 rather than fair market value (valued at $7,077,600), as defined in the terms of restructuring. The Restructured Notes automatically convert to common stock if the closing bid price exceeds $15.00 per share, as defined. In addition, if the Company extends the maturity date for one additional year, the conversion price shall be subject to adjustment to 50% of the then average closing bid price of the common stock, but no less than $5.00 per share.

    In consideration for the restructuring, the consenting noteholders received the following:

    (i) the right for a two-year period to exchange the existing warrants for an aggregate of 988,000 shares of the Company's common stock for no consideration (valued at $15,604,800);

    (ii) the right to receive from the Company an aggregate of 988,000 new shares of the Company's common stock for no consideration (valued at $16,907,600).

    During 1999, 1,976,000 shares were issued to the consenting noteholders.

    In consideration for the restructuring of the Original Notes, the Company issued to Commonwealth 200,000 shares of common stock (valued at $3,440,000 and included in loss on disposal of discontinued operations in the accompanying statement of operations) plus warrants to purchase 50,000 of the Company's common stock at $13.75 per share (valued at $239,477 and included in loss on disposal of discontinued operations in the accompanying statement of operations). Additionally, warrants previously issued to Commonwealth will be exercisable at $1.00 per share (valued at $2,046,097 and included in additional paid-in capital in the accompanying consolidated balance sheet).

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

    Due to the restructuring of the $9,900,000 short-term notes, the Company recorded an increase in stockholders' deficiency of $41,636,097 during 1999.

    All deferred interest and placement charges were written off and included in the loss on disposal of discontinued operations (see Note 12).

(b) PICK Sat obtained a promissory note from Atlantic Tele-Network Inc. ("ATN") aggregating $476,000, which loan bears interest at prime plus 2% (10.5% at December 31, 1999). This promissory note was entered into in connection with PICK Sat options as described in the PICK Sat option agreement dated September 13, 1999. ATN chose not to exercise this option and the promissory note became due and payable on February 4, 2000 and has not been paid. On January 4, 2000, in consideration of the then pending completion of the sale of the Company's PICK Net subsidiaries (see Note 12(d)), as well as the termination of the PICK Sat option, ATN received five-year warrants to purchase 1,000,000 shares of PICK common stock exercisable at $2.00 per share.

(c) On November 3, 1999, PICK Sat entered into a 120-day revolver for $500,000 (the "Revolver") from Tri-Links Investment Trust ("Tri-Links"). PICK Sat borrowed $412,000 under the Revolver which bears interest at 13% per annum, increasing to 15% per annum upon default and payment of which is guaranteed by PICK. Tri-Links was granted a security interest in substantially all of PICK Sat's assets which was initially subordinated to ATN and then made pari passu and equal in priority as of April 2000. The Revolver came due on March 3, 2000 and was extended until May 3, 2000. In addition, on January 26, 2000, Tri-Links, PICK and PICK Sat entered into an Amendment Agreement which was amended again in March and April 2000, whereby the commitment under the Revolver was eventually increased to $1,400,000, all of which has been loaned to PICK Sat. In connection with the Revolver, PICK agreed to use its best efforts to cause four designees of Tri-Links to be elected to the PICK board of directors. Tri-Links was issued warrants to purchase 2.5% to the issued and outstanding common stock of PICK Sat on a fully diluted basis. Group Technology was assigned Tri-Link's right to elect two of the four directors and its assignee was given warrants to purchase 2.5% of the issued and outstanding common stock of PICK Sat on a fully diluted basis.

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

 Accounts payable and accrued expenses consist of the following:

December 31,                                              1999           1998
-------------------------------------------------------------------------------

Accounts payable - operating                          $2,323,613      $  831,461
Accrued expenses - operating                           2,188,030         315,672
Accrued expenses - for equipment                       1,066,000       1,650,000
Accrued expenses - settlement reserves (see Note 13)   2,962,964           -
--------------------------------------------------------------------------------
                                                      $8,540,607      $2,797,133
================================================================================

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

7. PREFERRED STOCK:

In March 1999, the board of directors authorized the issuance of 2,000,000 shares of Series B convertible preferred stock. The Series B convertible preferred stock has a stated par value of $.001 per share and 1,821,000 shares were issued at $1.00 per share, convertible into 1,871,000 shares of the Company's common stock at the rate of $1.00 per share. An additional 50,000 shares were issued (valued at $50,000) for professional services provided to the Company. There was a placement cost of $85,000 related to the issuance of Series B and the amount was paid in full during 1999. As of December 31, 1999, 941,000 shares of Series B convertible preferred stock has been converted into 941,000 shares of common stock. Of the remaining 930,000 shares of Series B preferred stock as of December 31, 1999, an additional 247,000 shares were converted to common stock through March 31, 2000.

In April 1999, the board of directors authorized the issuance of 500,000 shares of Series D convertible preferred stock. The Series D convertible preferred stock has a stated par value of $.001 per share and was initially convertible into 1,190,500 shares of the Company's common stock at the rate of $4.20 per share. As of December 31, 1999, the Company had sold an aggregate of 466,000 shares of Series D convertible preferred stock for $4,660,000 prior to the payment of $459,750 of preferred stock placement costs. This $459,750 placement costs has been recorded in the additional paid in capital account. In addition, the Company issued an aggregate of 700,000 common stock purchase warrants in connection with the sale of Series D convertible preferred stock. Each warrant, as adjusted, is exercisable at $6.30 per share of common stock for a two-year period for an aggregate of 70,000 shares. On July 15, 1999, the Company sold 34,000 shares of Series D convertible preferred stock for $340,000 to Diego Leiva, chairman of the board. The purchase is evidenced by a recourse promissory note secured by a pledge of the securities. In January 2000, the conversion rate was adjusted so that the preferred stock converts into common stock at $2.00 per share. As of December 31, 1999, $2,395,000 of the principal amount of Series D convertible preferred stock had been converted into 570,238 shares of common stock. Of the remaining $2,605,000 of the principal amount of the Series D preferred stock an additional $700,000 of principal amount was converted into 350,000 shares of common stock through March 31, 2000.

At the time of issuance, the Series B and Series D were convertible at prices below the market value of the underlying common stock The beneficial conversion feature represented by the intrinsic value is calculated as the difference between the conversion price and the market price of the underlying common stock multiplied by the number of shares to be issued from the conversion. The beneficial conversion feature is recognized as a return to the preferred stockholders. At December 31, 1999, the beneficial conversion feature amounted to $6,361,000 and $18,809,000 for the Series B and Series D, respectively.

8. COMMON STOCK:

On February 26, 1999, the board of directors of the Company authorized an increase of the Company's authorized shares of common stock from 10,000,000 to 40,000,000 shares, which was effective on April 13, 1999.

On March 3, 1999, the board of directors granted each of the then four independent directors three-year options to purchase 50,000 shares of common stock at $5.10 per share. Those options became fully vested on March 3, 2000.

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

9. STOCK OPTIONS:

In February 1996, the Company adopted an incentive stock option plan for employees, directors, independent contractors and consultants of the Company, which provides for the grant of stock options and stock appreciation rights. Options may be granted at exercise prices not less than fair market value of the Company's common stock at the date of grant and may not be exercised more than 10 years after the date granted. Unless otherwise provided, options vest at a rate of 20% a year commencing with the date of grant. On March 19, 1999, the board of directors increased the aggregate number of shares of common stock reserved for issuance under the plan from 750,000 shares to 1,000,000 shares. Of the total number of shares of common stock as of December 31, 1999, 421,500 shares of common stock relate to options issued outside of the incentive stock option plan.

Transactions related to stock options are as follows:

                                           Number             Weighted-average
                                         of Shares*          Price per Share**
-------------------------------------------------------------------------------

Balance at December 31, 1996                350,000                 $ 8.80
Granted                                     450,000                   2.30
Expired/canceled                           (350,000)                 (8.80)
-------------------------------------------------------------------------------

Balance at December 31, 1997                450,000                   2.30
Granted                                     680,000                   5.20
Exercised                                    (5,000)                 (2.70)
-------------------------------------------------------------------------------

Balance at December 31, 1998              1,125,000                   4.10
Granted                                   1,237,500                   3.11
Exercised                                  (437,500)                 (2.06)
Canceled/forfeited                         (907,500)                 (3.78)

-------------------------------------------------------------------------------
Balance at December 31, 1999              1,017,500                 $ 2.49
===============================================================================

 * Adjusted to reflect the 1-for-10 reverse split of common stock effective July 23, 1999.

** Adjusted to reflect the change of common stock's par value from $.001 to $.01.

The weighted-average fair value per share of options granted during the years ended December 31, 1999, 1998 and 1997 amounted to $0.06, $1.30 and $6.40, respectively.

Approximately $1,228,624 and $306,000 is reflected in selling, general and administrative expenses for the years ended December 31, 1999 and 1998, respectively, relating to options granted to nonemployees.

The Company has elected, in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to apply the current accounting rules under Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock options and, accordingly, has presented the disclosure-only information as required by SFAS No. 123. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net loss

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

and loss per common share for the years ended December 31, 1999, 1998 and 1997 would approximate the pro forma amounts indicated in the table below:

                                              1999              1998             1997
-------------------------------------------------------------------------------------------
Net loss - as reported                   $(57,344,885)     $(17,063,309)    $ (9,499,802)
Net loss - pro forma                     $(57,454,201)     $(17,253,914)    $(10,138,680)
Diluted net loss per common
 share - as reported                     $     (12.07)*    $      (4.62)    $      (2.57)
Diluted net loss per common
 share - pro forma                       $     (12.09)*    $      (4.67)    $      (2.74)
-------------------------------------------------------------------------------------------

*This does not give effect to the beneficial conversion feature of preferred stock.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the years ended December 31, 1999, 1998 and 1997, respectively; expected volatility of 18 %, 18% and 134%, respectively; risk-free interest rates of 5 %, 6.01% and 6.00%, respectively; no annualized dividends paid with respect to a share of common stock at the date of grant, and options have expected lives of between two and five years.

The following table summarizes information about fixed stock options outstanding at December 31, 1999:

                                          Options                        Options
                                        Outstanding                   Exercisable
-----------------------------------------------------------------------------------------
                                         Weighted-
                            Number        Average    Weighted-     Number       Weighted-
                        Outstanding at   Remaining    Average  Exercisable at    Average
                         December 31,   Contractual  Exercise   December 31,    Exercise
Range of Exercise Prices     1999      Life (Years)    Price        1999          Price
-----------------------------------------------------------------------------------------
$ 1.70 - $ 2.70            822,500          3.40      $ 1.81       325,000         $ 1.81
$ 3.00 - $ 5.00            150,000          4.25        5.00        30,000           5.00
$ 5.30 - $ 5.50             35,000          2.85        5.50        17,500           5.50
$ 9.90                      10,000          2.85        9.90         5,000           9.90

-----------------------------------------------------------------------------------------
        Total            1,017,500          3.37      $ 2.49       377,500         $ 2.34
=========================================================================================

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

10. COMPREHENSIVE INCOME (LOSS):

Comprehensive income, as defined in SFAS No. 130, Reporting Comprehensive Income, includes all changes in equity during a period from nonowner sources. An example of items included in comprehensive income that are excluded from net income are unrealized gains or losses on marketable equity securities. For the years ended December 31, 1999, 1998 and 1997, changes in accumulated other comprehensive income (loss) were $1,482, ($38,000) and $3,942,965, respectively, and relate to unrealized gains or losses on marketable equity securities.

11. INCOME TAXES:

The Company's deferred tax assets at December 31, 1999 consist of the following:

Federal                                                  $ 26,044,000
State                                                       4,465,000
----------------------------------------------------------------------

                                                           30,509,000
Less valuation allowance                                  (30,509,000)

----------------------------------------------------------------------
      Net deferred tax assets                            $     - 0 -
======================================================================

The deferred tax assets are comprised of the tax benefit of net operating loss carryforwards and capital loss carryforwards from continuing operations are approximately $6,891,000 and $133,000, respectively, at December 31, 1999. Net operating loss carryforwards from discontinued operations and loss on disposal from discontinued operations are approximately $20,279,000 and $47,109,000, respectively at December 31, 1999. These losses are available to offset future taxable income through the years 2018 and 2003, respectively.

12. DISCONTINUED OPERATIONS:

On June 23, 1999, the Company formalized its plan to discontinue its telecommunications and prepaid calling card business consisting of PICK US, PICK Net and PICK Net UK PLC (collectively "PICK Net"). Accordingly, the telecommunications and prepaid calling card business are accounted for as discontinued operations in the accompanying consolidated financial statements. The Company contracted to sell PICK Net and PICK Net UK PLC on September 13, 1999 and discontinued the operations of PICK US. On January 18, 2000, PICK completed the sale of all of the stock of PICK Net for nominal value, and had approximately $10,700,000 of PICK Net's liabilities assumed. The buyer provided advances to PICK Net during 1999 to continue its operations. The Company issued 100,000 shares of common stock (valued at $1,000,000) of the old debt for repayment. Subsequent to the closing of the sale of PICK Net, the buyer defaulted on its payment obligation. The Company has demanded compliance by the buyer or it will pursue all legal remedies against the buyer.

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Operating results of discontinued telecommunications and prepaid calling card business are as follows:

Year ended December 31,                           1999             1998          1997
----------------------------------------------------------------------------------------
Sales of long-distance services              $  2,566,823    $   1,978,441  $  7,669,243
Sales of prepaid calling cards                  3,362,999        7,844,462     1,346,660

----------------------------------------------------------------------------------------
Net sales (a)                                   5,929,822        9,822,903     9,015,903
----------------------------------------------------------------------------------------

Cost of sales                                   7,859,558       16,392,544     8,439,186
Selling, general and administrative             2,332,047        1,786,075     1,617,912
Depreciation and amortization                     451,116          313,906         -
Bad debt expense                                   47,262          125,740       253,270

----------------------------------------------------------------------------------------
Total costs and expenses                       10,689,983       18,618,265    10,310,368
----------------------------------------------------------------------------------------

Loss before amortization of debt placement
 expenses and interest expense                  4,760,161        8,795,362     1,294,465

Amortization of debt placement expenses
 and interest expense                             726,719        5,997,179       157,669

----------------------------------------------------------------------------------------
Loss from discontinued operations            $  5,486,880      $14,792,541  $  1,452,134
========================================================================================

Assets and liabilities of discontinued telecommunications and prepaid calling card business are as follows:

Year ended December 31,                                       1999                 1998
----------------------------------------------------------------------------------------
Cash                                                     $   18,117          $   231,499

Accounts Receivable, less allowance for
 doubtful accounts of $482,735 and
 $351,838, respectively (a)                                 228,885              737,786

Prepaid Expenses and Other Current Assets                    78,218              299,770

----------------------------------------------------------------------------------------
Current Assets from Discontinued Operations                 325,220            1,269,055
----------------------------------------------------------------------------------------

Property and Equipment - at cost, net of
 accumulated depreciation and amortization
 of $771,301 and $313,910, respectively                   2,032,044            1,853,384

Security Deposits                                            36,350               16,348

----------------------------------------------------------------------------------------
Long-term Assets from Discontinued Operations             2,068,394            1,869,732
----------------------------------------------------------------------------------------

                                                                     (continued)

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Year ended December 31,                                      1999                 1998
----------------------------------------------------------------------------------------
Current Liabilities:
  Current portion of debt (b)(c)(d)                    $  3,814,244         $  2,000,000
  Current portion of other debt                             306,130              271,677
  Accounts payable and accrued expenses                   6,815,620            4,893,844
  Deferred revenue - prepaid calling cards                   29,620            2,183,806
  Other current liabilities                                   -                2,967,841

----------------------------------------------------------------------------------------
Current Liabilities from Discontinued
 Operations                                              10,965,614           12,317,168
----------------------------------------------------------------------------------------

Long-term Liabilities from Discontinued
 Operations - less current portion                          736,586            1,042,716

----------------------------------------------------------------------------------------
        Net Liabilities of Discontinued
         Operations                                    $  9,308,586          $10,221,097
========================================================================================

(a) In 1999, approximately 40%, 19% and 13% of revenue were from three customers; in 1998, approximately 72% and 10% of revenue were from two customers; and in 1997, approximately 19% and 13% of revenue were from two customers. The Company performs periodic credit evaluations of its customers, and may, under certain circumstances, require deposits or prepayments where deemed appropriate.

    Four customers comprised approximately 21%, 19%, 17% and 16% of gross accounts receivable, respectively, at December 31, 1999. The accounts receivable balance has been fully reserved at December 31, 1999. Two customers comprised approximately 65% and 11% of gross accounts receivable, respectively, at December 31, 1998.

(b) In February 1998, the Company amended its existing telecommunications agreement with IDT Corporation ("IDT"), one of its long distance vendors/customers. Under the terms of the amendment, the Company agreed to sell IDT up to 10,000,000 minutes per month of long distance traffic, through June 9, 1999, at favorable rates and IDT agreed to lend the Company $2,000,000. Of this amount, $500,000 was funded when the transaction was signed, $1,000,000 was funded in April 1998 and the remaining $500,000 was advanced in June 1998. Concurrently, the Company issued 100,000 warrants with an exercise price of $2.40 per share to purchase 10,000 shares of common stock, 200,000 warrants with an exercise price of $10.00 per share to purchase 20,000 shares of common stock and 100,000 warrants with an exercise price of $5.60 per share to purchase 10,000 shares of common stock. The warrants are exercisable for a period of one year from the respective dates of grant. Management estimates the value of these warrants reflected in interest expense in 1998 at $30,879. The loan bears interest at 9% per annum and matured on February 9, 1999. In April 1999, the Company renegotiated its loan into a new six-month promissory note (the "Note"), in the amount of $2,000,000 plus $60,000 accrued interest at 12% per annum.

    Pursuant to an agreement, dated November 12, 1999, the Company extended the Note for an additional six months in the principal amount of $2,000,000 plus accrued interest. The Company has agreed to issue to IDT 40,000 shares of PICK's common stock in exchange for IDT's warrants to purchase 40,000 shares of PICK's common stock, which shall be canceled upon such delivery, plus a restructuring fee of 50,000 shares of PICK common stock. The Company also agreed to pay $250,000 upon the earlier to occur of 30 days from the date of

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

    execution of the agreement or the completion of additional financing for at least $5,000,000 for PICK and shall make 6 monthly principal payments of $25,000 each on the last business day of each month following the issue date of this Note, beginning on November 15, 1999. In the event PICK elects to exercise its option to extend the maturity date of the Note from 6 months to 3 years, it shall deliver to IDT $375,000, payable in immediately available funds or, at the option of PICK, 37,500 shares of PICK's common stock.

    Thereafter, PICK agrees to pay IDT $25,000 per month for 12 months, including the 6 monthly payments described above beginning on November 15, 1999. Interest is payable monthly at 9% per annum. This Note will automatically convert into common stock at $10.00 per share if the average price of the Company's common stock exceeds $15.00 per share for at least 20 consecutive days during which time the daily trading volume is at least 20,000 shares. All shares of common stock issued or issuable to IDT were included in a registration statement declared effective on November 12, 1999. PICK has been unable to make any required cash payments to IDT under the Note.

(c) During 1999, PICK Net received $224,580 from one of the potential buyers of PICK Net to continue its operations.

(d) On September 13, 1999, PICK Net entered into a promissory note with ATN in the aggregate amount of $1,589,664, which bears interest at prime plus 2% (10.5% at December 31, 1999). This promissory note was entered into in connection with the sales of PICK Net as described in the stock purchase agreement dated September 13, 1999. The promissory note became due and payable on February 4, 2000 and has not been paid (see Note 5(b)).


13. LITIGATION SETTLEMENTS AND RESERVE FOR CONTINGENT LIABILITY:

The Company is involved in various claims and legal actions arising from the ordinary course of business. Management is of the opinion that ultimate outcome of these matters would not have a material adverse impact on the financial position of the Company or the results of its operations, except as described below.

In February 1997, the Company commenced a mediation action against American Telephone & Telegraph ("AT&T") seeking $10,000,000 in damages for breach of contract and fraudulent inducement and malicious conduct under a carrier agreement (the "Carrier Agreement") entered into in February 1996. The Company contracted with AT&T under the Carrier Agreement for inbound 800 service and outbound domestic and international long distance service. The Company claimed that AT&T reneged on certain commitments to provide the Company with lower international rates than the Company was invoiced by AT&T. AT&T claimed that the Company owed it in excess of $1,000,000. In 1996, the Company provided for a noncash reserve of $1,750,000, which was reduced to $1,100,000 in the third quarter of 1997 and is a part of the Company's working capital deficiency. The reserve is included in accounts payable and accrued expenses in the accompanying consolidated financial statements.

After two mediation sessions, AT&T indicated that it intended to withdraw from the mediation. Accordingly, on November 5, 1997, the Company filed for arbitration proceedings against AT&T and reduced its claim to $5,000,000. In October 1999, the arbitrator found that AT&T was entitled to a net award of $1,376,447 plus 9% interest per annum since January 31, 1997. The buyer of PICK Net has assumed $95,000 of this settlement as defined in the purchase agreement (see Note 12). However, the Company remains liable for the balance of the

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

judgment and is without the funds to satisfy it. Unless it is able to negotiate payment over an extended period of time this amount could force the Company into curtailing its operations or seeking protection under the bankruptcy laws. AT&T has converted the arbitration award into a judgment which it is attempting to enforce.

During March 1999, Worldcom Network Services, Inc., d/b/a Wiltel, ("Worldcom") commenced a lawsuit against the Company in the United States District Court, Southern District of New York, demanding a judgment in the amount of $1,177,734 and interest at 18% per annum plus costs and expenses. The plaintiff alleges that the Company failed to pay for telecommunications services provided. On April 15, 1999, the Company and Worldcom agreed to a settlement (the "Settlement Agreement"). Under the terms of the Settlement Agreement, the Company agreed to pay Worldcom $1,256,622 (the "Settlement Payment") in exchange for a full and complete settlement of Worldcom's lawsuit against the Company. The Company agreed to pay the Settlement Payment with interest at 16% per annum on or before January 16, 2000 and for Worldcom to discontinue, without prejudice, the legal proceedings until such date, although the Company has the option to extend the forbearance through January 16, 2001. The Company paid Worldcom a 100,000 share restructuring fee.

In July 1999, L.D. Exchange.com, Inc., a vendor of PICK Net, Inc., commenced arbitration proceedings against PICK Net before the American Arbitration Association in San Diego, California, alleging breach of contract. These proceedings involve the alleged nonpayment of between $250,000 and $500,000. At December 31, 1999, the Company's current liabilities included approximately $266,000 payable to L.D. Exchange.com, Inc.

14. COMMITMENTS:

The Company leases facilities under noncancelable operating leases expiring through February 2004. The future minimum payments due under such leases are as follows:

Year ending December 31,

            2000                                                 $   395,000
            2001                                                     222,900
            2002                                                     229,600
            2003                                                     236,500
            2004                                                      39,700
----------------------------------------------------------------------------
                                                                  $1,123,700
============================================================================

Rent expense under operating leases was $281,863, $356,781 and $106,586 for the years ended December 31, 1999, 1998 and 1997, respectively. The Company has the right to renew its operating leases for terms of between 5 and 15 years.

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

15. GOING CONCERN MATTERS:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred substantial recurring losses from operations, has a net capital deficiency in the amount of approximately $23,848,000 and has a working capital deficiency of approximately $19,913,000 at December 31, 1999 that raise substantial doubt about its ability to continue as a going concern. In addition, the Company had negative cash flow from operations for the years ended December 31, 1999, 1998 and 1997.

Significant short-term obligations exist including the payments of the settlements with Worldcom and AT&T in the amounts of $1,256,622 and $1,376,447, respectively (see Note 13). Additionally, a payment of a loan to IDT in the amount of $2,350,000 (see Note 12) cannot be met through cash flows from operations. Without the Company's ability to extend the payout terms of the aforementioned liabilities or obtain additional long-term financing, as well as increasing revenue and/or decreasing expenses, the Company will be unable to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability of assets or the classifications of liabilities should the Company be unable to continue as a going concern.

Furthermore, the Company is in need of immediate financing for working capital. If the Company is able to obtain adequate funding it expects that its operations on a going-forward basis will be primarily through its PICK Sat subsidiary, which has only recently commenced operations and has not generated any revenue to date.

Should the Company be unable to obtain interim financing in the near term the Company will be forced to cut back or suspend operations and/or seek protection under the bankruptcy laws. Although the Company is in discussions with several sources of financing, there can be no assurance the Company will obtain such financing.

16. ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Information relating to the allowance for doubtful accounts is as follows for the year ending December 31:


                   Balance at
                    Beginning         Charged to                              Balance at
                     of Year            Expense           Deductions          End of Year
-----------------------------------------------------------------------------------------
1997                  $164,163          $253,270           $  90,936            $326,497
=========================================================================================
1998                  $326,497          $125,740            $100,399            $351,838
=========================================================================================

1999                  $351,838         $  47,262           $ (83,635)           $482,735
=========================================================================================

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


17. SUBSEQUENT EVENTS:

In April 2000, a group of investors from Europe and the Middle East committed an aggregate of $10,000,000 to PICK Sat (the "PICK Sat Financing"), to occur over a 12-month period. The investors will acquire 20% ownership of PICK Sat and will be issued equity on the basis of 1% for every $500,000 invested. As of June 5, 2000, $1,000,000 has been invested in PICK Sat. The initial $500,000 was made as a convertible loan on a pari passu basis with the ATN indebtedness described in
Note 5(b).

                                   SIGNATURES

Pursuant to the requirements of Section l3 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                         PICK COMMUNICATIONS CORP.


Dated: July 11, 2000                     By: /s/Robert Sams
                                             -----------------------------------
                                             Robert Sams,
                                             President and Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates stated:

Signature              Title                                           Date
---------              -----                                           ----

/s/Robert Sams         Chairman of the Board,                     July 11, 2000
--------------         President and Chief Executive Officer
Robert Sams            (Principal Executive Officer and
                       Principal Financial Officer) and Director