Form 10-K/A
period 1999-12-31
PICK COMMUNICATIONS CORP
filed 2000-08-11
CIK 1006282

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                   FORM 10-K/A
                                AMENDMENT NO. 2

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

       Registrant's telephone number, including area code: (305) 717-1500
--------------------------------------------------------------------------------

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act:

                   Common Stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the 9,044,846 shares of voting stock held by non-affiliates of the Registrant, as of May 31, 2000 was $7,326,325 (assuming solely for purposes of this calculation that all directors, officers and greater than 5% stockholders of the Registrant are "affiliates").

The number of shares outstanding of the Registrant's Common Stock, par value $0.01 per share, as of May 12, 2000 was 10,471,996.

Documents incorporated by reference:  None.

                                Explanatory Note

         This Amendment No. 2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 is being filed solely for the purpose of amending the "Signatures" page to reflect the naming of Salah Khalid Al-Fulaij Chairman of the Board and a Director of the Registrant on July 7, 2000 in place of Robert Sams who remained Chief Executive Officer and Chief Financial Officer.

                                   SIGNATURES

Pursuant to the requirements of Section l3 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the amendment to this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                       PICK COMMUNICATIONS CORP.


Dated: August 10, 2000                 By: /s/ Robert Sams
                                           -------------------------------------
                                           Robert Sams,
                                           President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates stated:


Signature                        Title                                         Date
  /s/ Robert Sams                President and Chief Executive Officer    August 10, 2000
----------------------------     (Principal Executive Officer and
Robert Sams                      Principal Financial Officer)


 /s/ Salah Khalid Al-Fulaij      Chairman of the Board and a Director     August 10, 2000
----------------------------
Salah Khalid Al-Fulaij
