Form 10-Q
period 2000-03-31
PICK COMMUNICATIONS CORP
filed 2000-09-01
CIK 1006282

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED MARCH 31, 2000
OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No x

As of August 18, 2000, the Registrant had 10,670,569 shares of Common Stock, $.01 par value, outstanding.

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

                               Index to Form 10-Q

                                                                                                      Page Number
PART I       Financial Information

Item 1.      Financial Statements

             Consolidated Balance Sheet as at March 31, 2000 (Unaudited) and December 31, 1999.......... 3

             Consolidated  Statement of Operations for the three-month
             period ended March 31, 2000 and 1999 (Unaudited)........................................... 4

             Consolidated Statement of Stockholders' Deficiency
             for the three-month period ended March 31, 2000 (Unaudited)................................ 5

             Consolidated Statement of Cash Flows for the
             three-month periods ended March 31, 2000 and 1999 (Unaudited).............................. 6

             Notes to Consolidated Financial Statements (Unaudited).................................. 7-15

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations.............................................................. 16-22

Part II.          Other Information.................................................................... 23

Item 1.           Legal Proceedings.................................................................... 23

Item 2.           Changes in Securities................................................................ 23

Item 6.           Exhibits and Reports on Form 8-K..................................................... 23

                  Signatures........................................................................... 24

                   PICK COMMUNICATIONS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                                                     March 31, 2000       December 31, 1999
                                                                                     --------------       -----------------
                                                                                      (Unaudited)
ASSETS

Current Assets:
  Prepaid expenses and other current assets                                           $     149,283         $     176,455
  Current assets from discontinued operations                                               119,926               325,220
                                                                                      -------------         -------------
      Total current assets                                                                  269,209               501,675
                                                                                      -------------         -------------

Property and Equipment - at cost, net of accumulated depreciation
 of $263,010 and $214,527, respectively                                                   4,469,830             4,434,970
                                                                                      -------------         -------------

Other Assets:
  Security deposits                                                                         244,613               261,796
  Deferred income tax asset, net of valuation allowance of $31,151,000
   and $30,509,000, respectively                                                                 --                    --
  Long-term assets from discontinued operations                                           2,131,858             2,068,394
                                                                                      -------------         -------------
      Total other assets                                                                  2,376,471             2,330,190
                                                                                      -------------         -------------
      Total Assets                                                                    $   7,115,510         $   7,266,835
                                                                                      =============         =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
  Cash overdraft                                                                      $      42,458         $      20,193
  Current portion of debt                                                                 1,623,458               888,000
  Accounts payable and accrued expenses                                                   9,008,145             8,540,607
  Current liabilities from discontinued operations                                       11,890,985            10,965,614
                                                                                      -------------         -------------
      Total current liabilities                                                          22,565,046            20,414,414

Debt, less current portion                                                                9,880,000             9,880,000
Long-term Liabilities from Discontinued Operations                                               --               736,586
                                                                                      -------------         -------------
      Total liabilities                                                                  32,445,046            31,031,000
                                                                                      -------------         -------------

Commitments and Contingencies

Minority Interest in Consolidated Subsidiary                                                 84,276                84,276
                                                                                      -------------         -------------

Stockholders' Deficiency:
  Preferred stock - $.001 par value; authorized 10,000,000 shares;
   2,000,000 shares designated as Series B convertible preferred stock, aggregate liquidation value - $1,871,000, issued 1,871,000 shares:
   505,000 shares and 930,000 shares outstanding, respectively                              505,000               930,000
  500,000 shares designated as Series D convertible preferred stock, aggregate liquidation value - $4,660,000, issued 500,000 shares: 190,500 shares and
   260,500 shares outstanding, respectively                                               1,905,000             2,605,000
  Common stock - $.01 par value; authorized 40,000,000 shares,
   respectively; issued 9,931,616 and 8,919,881 shares, respectively                         99,352                89,234
  Additional paid-in capital                                                             80,861,110            79,746,228
  Options and warrants                                                                    2,720,071             2,720,071
  Subscription receivable                                                                  (340,000)             (340,000)
  Treasury stock, at cost, 3,550 shares                                                     (11,978)              (11,978)
  Accumulated Other Comprehensive Income                                                      1,482                 1,482
  Accumulated deficit                                                                  (111,153,849)         (109,588,478)
                                                                                      -------------         -------------
      Stockholders' deficiency                                                          (25,413,812)          (23,848,441)
                                                                                      -------------         -------------
      Total Liabilities and Stockholders' Deficiency                                  $   7,115,510         $   7,266,835
                                                                                      =============         =============



                 See Notes to Consolidated Financial Statements

                   PICK COMMUNICATIONS CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                                   FOR THE THREE MONTHS
                                                                                      ENDED MARCH 31,
                                                                                    2000           1999
                                                                                -----------     -----------
Costs and expenses:
Selling, general and administrative                                             $   875,022     $   977,208
Depreciation and amortization                                                        48,483          14,574
                                                                                -----------     -----------
Operating loss                                                                      923,504         991,782
                                                                                -----------     -----------

Other expense:
Interest expense                                                                    570,932         479,423
Settlement of expenses                                                             (293,977)             --
                                                                                -----------     -----------
Total other expense                                                                 276,955         479,423
                                                                                -----------     -----------

Loss from continuing operations before minority interest in subsidiary loss,
 and discontinued operations                                                      1,200,460       1,471,205

                                                                                -----------     -----------
Loss from continuing operations                                                   1,200,460       1,471,205
                                                                                -----------     -----------

Loss from discontinued operations                                                   364,911       1,845,039

                                                                                -----------     -----------
Net loss                                                                          1,565,371       3,316,244
                                                                                -----------     -----------

Beneficial conversion feature of preferred stock                                         --       3,570,000

                                                                                -----------     -----------
Net loss applicable to common stock                                               1,565,371       6,886,244
                                                                                ===========     ===========

Loss from continuing operations and beneficial conversion
 feature of preferred stock per common share - basic and diluted                       0.13            1.21
                                                                                ===========     ===========

Loss from discontinued operations per common share - basic and diluted                 0.04            0.44
                                                                                ===========     ===========

Net loss applicable to common stock per share - basic and diluted                      0.16            1.65
                                                                                ===========     ===========

Weighted-average shares outstanding - basic and diluted                           9,552,727       4,161,023
                                                                                ===========     ===========



                 See Notes to Consolidated Financial Statements

                   PICK COMMUNICATIONS CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                  (UNAUDITED)


                                                             Series B                   Series D
                                                          Preferred Stock            Preferred Stock            Common Stock
                                                       ----------------------    ------------------------    -------------------
                                                        Shares       Amount       Shares        Amount        Shares     Amount
                                                       ---------    ---------    ---------    -----------    ---------   -------

 Balance at December 31, 1999                            930,000    $ 930,000      260,500    $ 2,605,000    8,919,881   $89,234

 Issuance of common stock in connection with old debt       --           --           --             --         50,000       500
 Conversion of common stock from preferred stock        (425,000)    (425,000)     (70,000)      (700,000)     775,000     7,750
 Issuance of common stock upon exercise of warrants         --           --           --             --        186,735     1,867
 Net loss                                                   --           --           --             --           --        --
                                                       ---------    ---------    ---------    -----------    ---------   -------
 Balance at March 31, 2000                               505,000    $ 505,000      190,500    $ 1,905,000    9,931,616   $99,352
                                                       =========    =========    =========    ===========    =========   =======


                                                                                                                      Accumulated
                                                         Additional       Options                                        Other
                                                          Paid-in          and           Stock          Treasury     Comprehensive
                                                          Capital        Warrants     Subscriptions      Stock           Income
                                                       ------------    ------------   -------------  ------------    ------------
 Balance at December 31, 1999                          $ 79,746,228    $  2,720,071   $   (340,000)   $    (11,978)   $      1,482

 Issuance of common stock in connection with old debt          (500)           --             --              --             --
 Conversion of common stock from preferred stock          1,117,250            --             --              --             --
 Issuance of common stock upon exercise of warrants
 Net loss                                                    (1,867)           --             --              --             --
                                                       ------------    ------------   ------------    ------------    ------------
 Balance at March 31, 2000                             $ 80,861,110    $  2,720,071   $   (340,000)   $    (11,978)   $      1,482
                                                       ============    ============   ============    ============    ============


                                                        Accumulated      Shareholders'
                                                          Deficit         Deficiency
                                                       -------------    -------------
 Balance at December 31, 1999                          $(109,588,478)   $ (23,848,441)

 Issuance of common stock in connection with old debt           --               --
 Conversion of common stock from preferred stock                --               --
 Issuance of common stock upon exercise of warrants             --               --
 Net loss                                                 (1,565,371)      (1,565,371)
                                                       -------------    -------------
 Balance at March 31, 2000                             $(111,153,849)   $ (25,413,812)
                                                       =============    =============



                 See Notes to Consolidated Financial Statements

                   PICK COMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


For the Three months ended March 31,                                                        2000                1999
------------------------------------                                                     -----------         -----------
Cash flows from operating activities:
Net loss                                                                              (1,565,371)         (3,316,244)
Adjustments to reconcile net loss to net cash used in operating activities:
  Stock, options and warrants issued for compensation or services                             --             232,761
  Amortization of debt discount and debt placement expenses                                   --              32,026
  Depreciation and amortization                                                           48,483             108,773
Bad debt expense                                                                              --              35,528
Changes in operating assets and liabilities:
 Decrease in prepaid expenses and other current assets                                    27,172                  --
 Increase in accounts receivable                                                              --             (17,784)
 Decrease in other assets                                                                     --             102,990
 Decrease in current assets from discontinued operations                                 205,294                  --
 Decrease in security deposits                                                            17,183                  --
 Increase in long-term assets from discontinued operations                               (63,464)                 --
 Increase in accounts payable and accrued expenses                                       467,538           3,721,209
 Decrease in deferred revenues                                                                --            (781,407)
 Decrease in other current liabilities                                                        --            (810,000)
 Increase in current liabilities from discontinued operations                            925,371                  --
 Decrease in long-term liabilities from discontinued operations                         (736,586)                 --


                                                                                     -----------         -----------
    Net cash used in operating activities                                               (674,380)           (692,148)
                                                                                     -----------         -----------



                                                                                     -----------         -----------
Cash flows used in investing activity - purchase of property and equipment               (83,343)           (414,002)
                                                                                     -----------         -----------

Cash flows from financing activities:
  Funds advanced on third-party debt, net of cash placement costs                        735,458                  --
  Proceeds from issuance of Series B preferred stock                                          --             965,000
  Payment of preferred stock issuance cost                                                    --             (64,908)
  Increase in cash overdraft                                                              22,265                  --
                                                                                     -----------         -----------
    Net cash provided by financing activities                                            757,723             900,092
                                                                                     -----------         -----------

Net decrease in cash                                                                          --            (206,058)

Cash at beginning of period                                                                   --             248,551
                                                                                     -----------         -----------
Cash at end of period                                                                $        --         $    42,493
                                                                                     ===========         ===========

Supplemental disclosure of cash flow information:
Cash paid during the period for interest from:
  Continuing operations                                                              $        --         $        --
  Discontinued operations                                                                     --              67,824
                                                                                     ===========         ===========


Supplemental schedule of noncash investing and financing activities:
Deferred interest from issuance of stock and options                                 $        --         $   750,163
                                                                                     ===========         ===========



                 See Notes to Consolidated Financial Statements

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

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

The Company has discontinued the operations of its telecommunication and prepaid calling card business consisting of PICK US, PICK Net and PICK Net UK (see
Note 7).

Minority interest represents the minority stockholders' proportionate share of the equity and loss of PCT.

Revenue from PICK Sat will be derived from monthly fees charged based upon the type of usage and bandwidth contracted for, while sales from POL will be derived from subscribers ratably over the contract period. For the three months ended March 31, 2000, both PICK Sat and POL had no revenue and no customers. Revenue from the discontinued operations are recognized at the time that the service is provided, for long-distance time, as reported by the electronic switching devices, and for prepaid calling cards as the card is used.


For comparability, certain 1999 amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2000.

Effective July 23, 1999, the Company's board of directors authorized a 1-for-10 reverse split of its common stock . All share and per-share amounts in these consolidated financial statements have been restated to give effect to this reverse stock split.

2. PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets consist of the following:


                                               March 31,            December 31,
                                                 2000                  1999
--------------------------------------------------------------------------------
                                              (Unaudited)

Sundry receivable                              $  4,127              $  3,100
Computer equipment for resale                    75,120                58,159
Prepaid expenses                                 20,036                61,851
Advances and other current assets                50,000                53,345
--------------------------------------------------------------------------------
                                               $149,283              $176,455
================================================================================

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     (UNAUDITED)
--------------------------------------------------------------------------------
3. PPROPERTY AND EQUIPMENT:


Property and equipment, at cost, consists of the following:

                                           March 31,      December 31,        Estimated
                                             2000            1999            Useful Life
------------------------------------------------------------------------------------------
                                          (Unaudited)
Property, equipment and software          $   630,653     $   567,543      3 and 5 years
Asset development/
 installation-in-process                    4,102,187       4,081,954
------------------------------------------------------------------------------------------

                                            4,732,840       4,649,497
Less accumulated depreciation
 and amortization                             263,010         214,527
------------------------------------------------------------------------------------------
                                           $4,469,830      $4,434,970
==========================================================================================

Asset development/installation-in-process consists of hardware and software costs related to the Company's high-speed internet business, which is under development. Depreciation will commence when the development and/or installation is complete and the assets are fully operational.

4. DEBT:

Debt consists of the following:

                                               March 31,           December 31,
                                                 2000                 1999
--------------------------------------------------------------------------------
                                              (Unaudited)

Private placement debt (a)                   $  9,880,000         $  9,880,000
Note payable  (b)                                 476,000              476,000
Revolver loan (c)                               1,147,458              412,000
--------------------------------------------------------------------------------

                                               11,503,458           10,768,000

Less current portion of debt                    1,623,458              888,000

--------------------------------------------------------------------------------
        Debt, less current portion           $  9,880,000         $  9,880,000
================================================================================

(a) Between July 29, 1998 and September 8, 1998, the Company, through Commonwealth Associates ("Commonwealth"), placed $9,900,000 (face amount) of 10%, 120-day Senior Secured Notes (the "Original Notes") and 9,900,000 warrants to purchase 990,000 shares of the Company's common stock at $5.00 per share for five years (the "Placement"). The Original Notes are secured by all the assets of PICK Communications Corp. The Company allocated

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     (UNAUDITED)
--------------------------------------------------------------------------------
    $8,587,066 of the gross sales proceeds to the debt and $1,312,934 to the warrants. The $1,312,934 discount was amortized as interest expense over the original 120-day life of the Original Notes. In November and December 1998, the Company exercised its rights to extend the maturity date of the Original Notes for 60 days. Under the terms of the Original Notes, the interest rate of the Original Notes was increased to 18% per annum, retroactive to the issuance of the Original Notes. In January, February and March 1999, the holders of the Original Notes agreed to extend the maturity of the Original Notes until April 27, 1999. In return for the extensions, the Company agreed to issue 50,012 shares of its common stock (valued at $265,063 and included in loss from discontinued operations in the accompanying consolidated statement of operations) and warrants (valued at $485,100 and included in loss from discontinued operations in the accompanying consolidated statement of operations) to purchase 245,750 shares of the Company's common stock for five years at $5.00 per share to the holders of the Original Notes.

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

    On April 27, 1999, the holders of the Original Notes, who control in excess of 99% of the principal which was due on April 27, 1999, consented to restructure their Original Notes (the "Restructured Notes") and extend the maturity date until April 27, 2002. Additionally, the Company has the option to extend the maturity date for one year. Under the terms of the restructuring, the Restructured Notes were initially convertible into shares of common stock at a fixed price of $10.00 rather than fair market value (valued at $7,077,600), as defined in the terms of restructuring. The Restructured Notes automatically convert to common stock if the closing bid price exceeds $15.00 per share, as defined. In January 2000, as a result of anti-dilution provision of the Restructured Notes the conversion rate was reduced to $5 per share.

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

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

    Due to the restructuring of the $9,900,000 short-term notes, the Company recorded an increase in stockholders' deficiency of $41,636,097 during 1999.

    All deferred interest and placement charges were written off and included in the loss on disposal of discontinued operations during 1999.

(b) PICK Sat obtained a promissory note from Atlantic Tele-Network Inc. ("ATN") aggregating $476,000, which loan bears interest at prime plus 2% (11% at March 31, 2000). This promissory note was entered into in connection with PICK Sat options as described in the PICK Sat option agreement dated September 13, 1999. ATN chose not to exercise this option and the promissory note became due and payable on February 4, 2000 and has not been paid. On January 4, 2000, in consideration of the then pending completion of the sale of the Company's PICK Net subsidiaries (see Note 7), as well as the termination of the PICK Sat option, ATN received five-year warrants to purchase 1,000,000 shares of PICK common stock exercisable at $2.00 per share.

(c) On November 3, 1999, PICK Sat entered into a 120-day revolver for $500,000 (the "Revolver") from Tri-Links Investment Trust ("Tri-Links"). At
    December 31, 1999, PICK Sat borrowed $412,000 under the Revolver which bears interest at 13% per annum, increasing to 15% per annum upon default and payment of which is guaranteed by PICK. Tri-Links was granted a security interest in substantially all of PICK Sat's assets which was initially subordinated to ATN and then made pari passu and equal in priority as of April 2000. The Revolver came due on March 3, 2000 and was extended until May 3, 2000. In addition, on January 26, 2000, Tri-Links, PICK and PICK Sat entered into an Amendment Agreement which was amended again in March and April 2000, whereby the commitment under the Revolver was eventually increased to $1,400,000. The loan payable balance at March 31, 2000 amounted to $1,147,458. In connection with the Revolver, PICK agreed to use its best efforts to cause four designees of Tri-Links to be elected to the PICK board of directors. Tri-Links was issued warrants to purchase 2.5% to the issued and outstanding common stock of PICK Sat on a fully diluted basis. Group Technology was assigned Tri-Link's right to elect two of the four directors and its assignee was given warrants to purchase 2.5% of the issued and outstanding common stock of PICK Sat on a fully diluted basis.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

 Accounts payable and accrued expenses consist of the following:

                                                       March 31,    December 31,
                                                         2000          1999
--------------------------------------------------------------------------------
                                                      (Unaudited)
Accounts payable - operating                          $2,086,274     $2,323,613
Accrued expenses - operating                           2,892,907      2,188,030
Accrued expenses - for equipment                       1,066,000      1,066,000
Accrued expenses - settlement reserves (see Note 8)    2,962,964      2,962,964
--------------------------------------------------------------------------------
                                                      $9,008,145     $8,540,607
================================================================================

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

6. PREFERRED STOCK:

In March 1999, the board of directors authorized the issuance of 2,000,000 shares of Series B convertible preferred stock. The Series B convertible preferred stock has a stated par value of $.001 per share and 1,821,000 shares were issued at $1.00 per share, convertible into 1,821,000 shares of the Company's common stock at the rate of $1.00 per share. An additional 50,000 shares were issued (valued at $50,000) for professional services provided to the Company. There was a placement cost of $85,000 related to the issuance of Series B and the amount was paid in full during 1999. As of March 31, 2000, 1,366,000 shares of Series B convertible preferred stock have been converted into 1,366,000 shares of common stock.

In April 1999, the board of directors authorized the issuance of 500,000 shares of Series D convertible preferred stock. The Series D convertible preferred stock has a stated par value of $.001 per share and was initially convertible into 1,190,500 shares of the Company's common stock at the rate of $4.20 per share. As of December 31, 1999, the Company had sold an aggregate of 466,000 shares of Series D convertible preferred stock for $4,660,000 prior to the payment of $459,750 of preferred stock placement costs. This $459,750 placement costs has been recorded in the additional paid in capital account. In addition, the Company issued an aggregate of 700,000 common stock purchase warrants in connection with the sale of Series D convertible preferred stock. Each warrant, as adjusted, is exercisable at $6.30 per share of common stock for a two-year period for an aggregate of 70,000 shares. On July 15, 1999, the Company sold 34,000 shares of Series D convertible preferred stock for $340,000 to Diego Leiva, chairman of the board. The purchase is evidenced by a recourse promissory note secured by a pledge of the securities. In January 2000, the conversion rate was adjusted so that the preferred stock converts into common stock at $2.00 per share. As of March 31, 2000, $3,095,000 of the principal amount of Series D convertible preferred stock had been converted into 920,238 shares of common stock.

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

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     (UNAUDITED)
--------------------------------------------------------------------------------


7. DISCONTINUED OPERATIONS:

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

Operating results of discontinued telecommunications and prepaid calling card business are as follows:

Three-month period ended March 31,                2000                  1999
--------------------------------------------------------------------------------
                                              (Unaudited)           (Unaudited)
Sales of long-distance services              $    168,598          $   1,212,997
Sales of prepaid calling cards                       --                2,782,571

--------------------------------------------------------------------------------
Net sales                                         168,598              3,995,568
--------------------------------------------------------------------------------

Cost of sales                                     328,864              5,139,515
Selling, general and administrative                62,101                419,386
Depreciation and amortization                      18,587                 94,197
Bad debt expense                                     --                   35,528

--------------------------------------------------------------------------------
Total costs and expenses                          409,552              5,688,626
--------------------------------------------------------------------------------

Loss before amortization of debt placement
 expenses and interest expense                    240,954              1,693,058

Interest expense                                  123,957                151,981

--------------------------------------------------------------------------------
Loss from discontinued operations            $    364,911            $ 1,845,039
================================================================================

                                                                     (continued)

Assets and liabilities of discontinued telecommunications and prepaid calling card business are as follows:

                                                       March 31,    December 31,
                                                         2000          1999
--------------------------------------------------------------------------------
                                                      (Unaudited)
Cash                                                  $    16,978   $   18,117

Accounts Receivable, less allowance for
 doubtful accounts of $231,448 and
 $482,735, respectively                                    47,119      228,885

Prepaid Expenses and Other Current Assets                  55,829       78,218

--------------------------------------------------------------------------------
Current Assets from Discontinued Operations               119,926      325,220
--------------------------------------------------------------------------------

Property and Equipment - at cost, net of
 accumulated depreciation and amortization
 of $784,786 and $771,301, respectively                 2,074,433    2,032,044

Security Deposits                                          57,425       36,350

--------------------------------------------------------------------------------
Long-term Assets from Discontinued Operations           2,131,858    2,068,394
--------------------------------------------------------------------------------

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                                                       March 31,    December 31,
                                                         2000          1999
--------------------------------------------------------------------------------
                                                      (Unaudited)
Current Liabilities:
  Current portion of debt (a)(b)(c)                  $  4,721,987   $  3,814,244
  Current portion of other debt                         1,018,578        306,130
  Accounts payable and accrued expenses                 6,120,800      6,815,620
  Deferred revenue - prepaid calling cards                 29,620         29,620

--------------------------------------------------------------------------------
Current Liabilities from Discontinued
 Operations                                            11,890,985     10,965,614
--------------------------------------------------------------------------------

Long-term Liabilities from Discontinued
 Operations - less current portion                          --           736,586

--------------------------------------------------------------------------------
        Net Liabilities of Discontinued
         Operations                                   $ 9,639,201   $  9,308,586
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

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

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

(b) As of March 31, 2000, PICK Net has received from an affiliate of the buyer of PICK Net approximately $283,000.

(c) PICK Net has promissory notes with ATN in the aggregate amount of $2,119,424 at March 31, 2000, which bear interest at prime plus 2% (11% at March 31, 2000). These promissory notes were entered into in connection with the sales of PICK Net as described in the stock purchase agreement dated September 13, 1999. The promissory notes became due and payable on February 4, 2000 and have not been paid (see Note 4).


8. LITIGATION SETTLEMENTS AND RESERVE FOR CONTINGENT LIABILITY:

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

After two mediation sessions, AT&T indicated that it intended to withdraw from the mediation. Accordingly, on November 5, 1997, the Company filed for arbitration proceedings against AT&T and reduced its claim to $5,000,000. In October 1999, the arbitrator found that AT&T was entitled to a net award of $1,376,447 plus 9% interest per annum since January 31, 1997. The buyer of PICK Net has assumed $95,000 of this settlement as defined in the purchase agreement (see Note 7). However, the Company remains liable for the balance of the

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

judgment and is without the funds to satisfy it. Unless it is able to negotiate payment over an extended period of time this amount could force the Company into curtailing its operations or seeking protection under the bankruptcy laws. AT&T has converted the arbitration award into a judgment which it is attempting to enforce.

During March 1999, Worldcom Network Services, Inc., d/b/a Wiltel, ("Worldcom") commenced a lawsuit against the Company in the United States District Court, Southern District of New York, demanding a judgment in the amount of $1,177,734 and interest at 18% per annum plus costs and expenses. The plaintiff alleges that the Company failed to pay for telecommunications services provided. On April 15, 1999, the Company and Worldcom agreed to a settlement (the "Settlement Agreement"). Under the terms of the Settlement Agreement, the Company agreed to pay Worldcom $1,256,622 (the "Settlement Payment") in exchange for a full and complete settlement of Worldcom's lawsuit against the Company. The Company agreed to pay the Settlement Payment with interest at 16% per annum on or before January 16, 2000 and for Worldcom to discontinue, without prejudice, the legal proceedings until such date, although the Company has the option to extend the forbearance through January 16, 2001. The Company paid Worldcom a 100,000 share restructuring fee during 1999.

In July 1999, L.D. Exchange.com, Inc., a vendor of PICK Net, Inc., commenced arbitration proceedings against PICK Net before the American Arbitration Association in San Diego, California, alleging breach of contract. These proceedings involve the alleged nonpayment of between $250,000 and $500,000. At March 31, 2000, the Company's current liabilities included approximately $266,000 payable to L.D. Exchange.com, Inc.


9. GOING CONCERN MATTERS:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred substantial recurring losses from operations, has a net capital deficiency in the amount of approximately $25,414,000 and has a working capital deficiency of approximately $22,295,837 at March 31, 2000 that raise substantial doubt about its ability to continue as a going concern. In addition, the Company had negative cash flow from operations for the three-month periods ended March 31, 2000 and 1999, for the years ended December 31, 1999, 1998 and 1997.

Significant short-term obligations exist including the payments of the settlements with Worldcom and AT&T in the amounts of $1,256,622 and $1,376,447, respectively (see Note 8) plus accrued interest. Additionally, payment of loans to various creditors plus accrued interest at March 31, 2000 cannot be met through cash flows from operations. Without the Company's ability to extend the payout terms of the aforementioned liabilities or obtain additional long-term financing, as well as increasing revenue and/or decreasing expenses, the Company will be unable to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability of assets or the classifications of liabilities should the Company be unable to continue as a going concern.

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


10. SUBSEQUENT EVENTS:

In April 2000, a group of investors from Europe and the Middle East committed an aggregate of $10,000,000 to PICK Sat (the "PICK Sat Financing"), to occur over a 12-month period. The investors will acquire 20% ownership of PICK Sat and will be issued equity on the basis of 1% for every $500,000 invested. As of June 5, 2000, $1,000,000 has been invested in PICK Sat. The initial $500,000 was made as a convertible loan on a pari passu basis with the ATN indebtedness described in
Note 4.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Report.

Material Changes in Results of Operations

On June 23, 1999, the Company's Board of Directors voted to sell or discontinue the telecommunications portion of its business in order to focus on the Internet services portion of its business conducted through its PICKSat, Inc. ("PICK Sat") and PICK Online.Com, Inc. ("PICK Online") subsidiaries. Accordingly, the financial statements reflect the discontinuance of the Company's PICK US, Inc. ("PICK US"), PICK Net Inc. ("PICK Net") and PICK Net UK PLC subsidiaries. The closing of the sale of the PICK Net subsidiaries occurred on January 18, 2000. See "Costs and Expenses" below.

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

Three Months Ended March 31, 2000 Compared with March 31, 1999

Revenues:

The Company's continuing operation's, PICK Sat and PICK Online have recently commenced commercial operations and as such have had no revenues for the three months ended March 31, 2000.

Costs and Expenses:

Selling, general and administrative expenses decreased to $875,022 for the three months ended March 31, 2000, from $977,208 for the three months ended March 31, 1999, reflecting a decrease of $102,186 or 10.5 %. This decrease is primarily due to the fact that the PICKSat and PICK Online subsidiaries were in the organizational phase through the three months ended March 31, 1999 and required more significant start-up and development expenses. The Company also continues to have significant expenses for salaries, outside consultants, accounting, legal, travel and public relations. Contemporaneous with the Board's decision to sell or discontinue its telecommunications operations, and layoff or fire the associated personnel, it needed to retain outside professional services on an interim basis to handle the functions previously performed by salaried employees. The Company also had increased expenses for preparation of public filings and the negotiation of debt arrangements which were handled primarily by non-employees.

Loss from Operations:

The Company's loss from continuing operations decreased from $1,471,205 for the three months ended March 31, 1999 to $1,200,460 for the three months ended March 31, 2000, primarily due to the decreases in aggregate salaries, selling, general and administrative costs, as PICK Sat and PICK Online were still developing their products and offerings and as PICK Sat began to move closer to the commercial deployment phase and other expenses as discussed under "Costs and Expenses" above. The Company was without adequate funds during the three months ended March 31, 2000 to commercialize its PICK Sat operations, prior to the PICK Sat Financing and therefore was operating at a reduced level. In addition, the loss from continuing operations during the three months ended March 31, 2000 was reduced by $293,977 due to a settlement of an old outstanding accounts payable balance.

Discontinued Operations

On June 23, 1999, the Company formalized its plan to discontinue its telecommunications and prepaid calling card business consisting of PICK US, PICK Net and PICK Net UK PLC (collectively "PICK Net"). Accordingly, the telecommunications and prepaid calling card business are accounted for as a discontinued the operation in the accompanying consolidated financial statements. On September 13, 1999, the Company agreed to sell its PICK Net operations to Lebow Investments Ltd., a recently formed corporation ("Lebow"). Lebow agreed to be financially responsible for the PICK Net operations which received funding to continue operations commencing in September 1999 through the closing of this transaction. On January 18, 2000, the Company completed the sale of all of the stock of PICK Net for nominal value, and had up to approximately $10 million of PICK Net's liabilities assumed. Simultaneously with the closing, Gulfsat Communications Company, a Kuwaiti company ("Gulfsat"), purchased all of the common stock of Lebow. Gulfsat was a principal vendor of services to the PICK Net companies which was owed approximately $1,555,000 as of October 31, 1999, primarily under a reciprocal telecommunications agreement and payment of which amount had been assumed by Lebow. In February 2000, Gulfsat defaulted under its agreements and discontinued operating PICK Net. The Company has made demand on Lebow and Gulfsat to satisfy its obligations, or it will pursue all legal remedies, but is attempting to negotiate a settlement. In any event, however, in addition to the direct obligations of the Company described hereinafter, the Company retains substantial contingent liabilities on its discontinued operations if those liabilities are not paid. (See Note 7 of Notes to Consolidated Financial Statements for operating results of the discontinued operations).

Loss from discontinued operations decreased from $1,845,039 for the three months ended March 31, 1999 to $364,911 for the three months ended March 31, 2000. The Company only operated its subsidiaries for 18 days during the three months ended March 31, 2000 before selling the operations, [although it had certain ongoing obligations in view of its contingent liabilities which necessitated certain payments].

For the three months ended March 31, 2000, the Company generated international long distance revenue of $168,598, compared with $1,212,997 for the three months ended March 31, 1999. The Company had no prepaid telephone calling card revenues for the three months ended March 31, 2000, compared to $2,782,571 for the three months ended March 31, 1999. The cost of sales decreased from $5,139,515 to $328,864, as operations were wound down.

Material Changes in Financial Condition from December 31, 1999 to March 31,
2000:

Due to the losses discussed above, the Company's working capital deficit increased from $19,912,739 as of December 31, 1999, to $22,295,837 as of March 31, 2000 (an increase in the working capital deficit of $2,383,098) and the stockholders' deficiency increased from $23,848,441 at December 31, 1999 to $25,413,812 at March 31, 2000, an increase in stockholders' deficiency of $1,565,371.

Current assets decreased by $232,466 primarily due to a decrease in current assets from discontinued operations at March 31, 2000. Current liabilities increased by $2,150,632. This increase is largely due to increases in the current portion of debt, in accounts payable and accrued expenses and current liabilities from discontinued operations. However, a substantial portion of current liabilities from discontinued operations were assumed by Lebow and Gulfsat on January 18, 2000.

Approximately $1,623,000 of the liabilities of the Company mature or are subject to payment agreements calling for payment before the end of 2000. Management is in the process of negotiating with the largest trade creditors to restructure a substantial portion of this short-term debt, but there can be no assurance that agreements will be executed.

The Company is in need of immediate financing for working capital. In April 2000, a group of investors from Europe and the Middle East committed an aggregate of $10 million to PICK Sat (the "PICK Sat Financing"), to occur over a 12-month period. The investors will acquire 20% ownership of PICK Sat and will be issued equity on the basis of 1% for every $500,000 invested. As of August 28, 2000, $4 million has been invested in PICKSat. The initial $500,000 was made as a convertible loan on a pari passu basis with the Atlantic Tele-Network Inc. ("ATN") indebtedness described below.

In September, 1999 PICK entered into an option agreement with Atlantic Tele-Network, Inc. ("ATN") to sell them up to 19.9% of the common stock of PICK Sat for $8 million, with an option to acquire an additional 31.1% for an additional $15 million payable in 500,000 shares of ATN common stock or $15 million in cash or ATN common stock, whichever produces the higher value at the time of exercise of the option was exercised in full. PICK Sat obtained interim loans in the principal amount of $476,000 from ATN for the Company and PICK Sat's operating expenses. ATN chose not to exercise the option. In addition, under a credit facility, one of PICK's former subsidiaries, PICK Net USA, has debt, amounting to $2,119,424 as of March 31, 2000. In accordance with the terms of the above loans from ATN, the $476,000 borrowed by PICK Sat and the $2,119,424 borrowed by PICK Net USA, all become due and payable on February 4, 2000 and has not been paid. On January 4, 2000, in consideration with the completion of the sale of the Company's PICK Net subsidiaries to Lebow and Gulfsat, as well as the termination of the PICK Sat option, ATN received five-year warrants to purchase 1 million shares of PICK Common Stock exercisable at $2.00 per share.

On November 3, 1999, PICK Sat obtained a 120 day revolver for $500,000 (the "Revolver") from Tri-Links Investment Trust ("Tri-Links"). PICK Sat borrowed the entire $500,000 under the Revolver which bears interest at 13% per annum, increasing to l5% per annum upon default and payment of which is guaranteed by PICK. Tri-Links was granted a security interest in substantially all of PICK Sat's assets which was initially subordinated to ATN and then made pari passu and equal in priority. The Revolver came due on March 3, 2000 and was extended until May 3, 2000. On January 26, 2000, Tri-Links, PICK and PICK Sat entered into an Amendment Agreement which was amended again in March and April 2000, whereby the commitment under the Revolver was eventually increased to $l,400,000, all of which has been loaned to PICK Sat, as of the date hereof. The loan payable balance at March 31, 2000, amounted to $1,147,458. Tri-Links has entered into Participation Agreements with Group Technology for Scientific Equipment and Supplies ("Group Technology") and Salah Khalid Al Fulaij for the unfunded portion of the commitment. In connection with the Revolver, PICK agreed to use its best efforts to cause four designees of Tri-Links to be elected to the PICK Board of Directors. Tri-Links was issued warrants to purchase 2.5% to the issued and outstanding common stock of PICK Sat on a fully diluted basis. Group Technology was assigned Tri-Links's right to elect two of the four Directors and its assignee was given warrants to purchase 2.5% of the issued and outstanding common stock of PICK Sat on a fully diluted basis.

On March 3, 2000, upon PICK Sat's inability to repay the Revolver, PICK Sat entered into an Extension Agreement extending payment of the Revolver until March l7, 2000. In consideration of the extension and Tri-Links efforts to obtain additional funding for PICK Sat, Tri-Links and Group Technology were each granted warrants to purchase an additional one percent (1%) of the issued and outstanding common stock of PICK Sat. The loan is past due and the parties are currently negotiating the restructuring of terms of the Revolver, as well as negotiating the terms of indebtedness to ATN. The Company and Tri-Links have reached an agreement in principle whereby a portion of the Revolver will be converted into equity and the balance will be repaid over a period of time.

In March 1999, the board of directors authorized the issuance of 2,000,000 shares of Series B convertible preferred stock. The Series B convertible preferred stock has a stated par value of $.001 per share and 1,871,000 shares were issued, convertible into 1,871,000 shares of the Company's common stock at the rate of $1.00 per share. As of March 31, 2000, 1,366,000 shares of Series B convertible preferred stock had been converted into common stock.

In April 1999, the board of directors authorized the issuance of 500,000 shares of Series D convertible preferred stock. The Series D convertible preferred stock has a stated par value of $.001 per share and was initially convertible into 1,190,500 shares of the Company's common stock at the rate of $4.20 per share. As of December 31, 1999, the Company had sold an aggregate of 466,000 shares of Series D convertible preferred stock for $4,660,000 prior to the payment of $459,750 of preferred stock placement costs. In addition, the Company issued an aggregate of 700,000 common stock purchase warrants in connection with the sale of Series D convertible preferred stock. Each Warrant is exercisable at $6.30 per share of common stock for a two-year period. On July 15, 1999, the Company sold 34,000 shares of Series D convertible preferred stock for $340,000 to Diego Leiva, chairman of the board. The purchase is evidenced by a recourse promissory note secured by a pledge of the securities. Mr. Leiva has agreed to return the 34,000 shares of Series D Preferred Stock and accompanying warrants to the Company for cancellation. In January 2000, the conversion rate was adjusted so that the preferred stock converts into common stock at $2.00 per share. As of March 31, 2000 $3,095,000 principal amount of Series D Convertible Preferred Stock had been converted into common stock. Of the remaining $1,905,000 principal amount of Series D Convertible Preferred Stock, an additional $40,000 principal amount was converted into 20,000 shares of Common Stock through August 14, 2000.

At December 31, 1999, we also recorded a beneficial dividend of $25,170,000 associated with the issuance of preferred stock. This charge did not use any cash of the Company.

Material Changes in Cash Flows

Cash decreased during the three months ended March 31, 2000, by $22,265. This decline is attributable to an increase in net cash used in operating activities of $674,380 and investing activities of $83,343. This is offset by increases in cash provided by financing activities of $757,723.

Cash Flows from Operating Activities

Operating activities used $674,380 in cash for the three months ended March 31, 2000, compared with a use of $692,148 for the three months ended March 31, 1999. Cash flows from operating activities consists primarily of a net loss of $1,565,371 for the three months ended March 31, 2000, compared with a net loss of $3,316,244 for the three months ended March 31, 1999. Net cash also reflected a $736,586 decrease in long-term liabilities for discontinued operations and a $925,371 increase in current liabilities from discontinued operations, whereas there were no discontinued operations during the three months ended March 31, 1999.

Cash Flows from Investing Activities

The Company's capital expenditures of $83,343 for the three months ended March 31, 2000 decreased from the three months ended March 31, 1999 of $414,002. This decrease is attributable primarily to the Company's development of the satellite-based Internet access, interactive multimedia structures for its PICK Sat subsidiary in 1999.

Cash Flows from Financing Activities

During the three months ended March 31, 2000, the Company had net cash provided by financing of approximately $757,723, as compared to $900,092 in the three months ended March 31, 1999. During the three months ended March 31, 1999, the Company received $965,000 of proceeds from the issuance of Series B Preferred Stock. During the three months ended March 31, 2000 the Company received $735,458 from funds borrowed from Tri-Links, as described above.

Year 2000 Compliance

There have been no material changes since the Company's disclosure in its Annual Report on Form 10-K for December 31, 1999. The Company identified and prepared for all significant internal Y2K issues that could adversely affect its business operations. The cost of resolving such issues did not have a material impact on the Company's financial position, results of operations or liquidity.

Part II  Other Information

Item 1 - Legal Proceedings:

During the quarter ended March 31, 2000, there were no material changes in the Company's previously reported legal proceeding in its Annual Report on Form 10-K for December 31, 1999.

Item 2 - Changes in Securities:

There have been no material changes since the Company's disclosure in the Annual Report on Form 10-K from December 31, 1999.

Item 6. Exhibits and Reports on Form 8-K

            (a) Exhibits

                 27.1 Selected Financial Data.

            (b) Reports on Form 8-K.

                   None.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  PICK COMMUNICATIONS CORP.


Dated: September 1, 2000                          By: /s/ Helge Bornmann
                                                  -------------------
                                                  Helge Bornmann,
                                                  Chairman of the Board
                                                  and Chief Executive
                                                  Officer (Principal
                                                  Executive Officer and
                                                  Principal Financial Officer)