Form 10-Q
period 2000-06-30
PICK COMMUNICATIONS CORP
filed 2000-10-13
CIK 1006282

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED JUNE 30, 2000

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to


Commission file number 0-27604

                            PICK Communications Corp.
           (Exact name of the registrant as specified in its charter)

            NEVADA                                         75-2107261
(State or other jurisdiction of                         (I.R.S. employer
Incorporation or Organization)                         identification no.)

8401 NW 53rd Terrace, Suite 119, Miami, FL                  33166
(Address of principal executive offices)                  (Zip Code)

Registrant's Telephone number, including area code:  (305) 717-1500

Indicate by check mark whether the registrant (1) has filed reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of September 30, 2000, the Registrant had 10,642,969 shares of Common Stock, $.01 par value, outstanding.

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


                               Index to Form 10-Q

                                                                                                Page Number
PART I       Financial Information

Item 1.      Financial Statements

             Consolidated Balance Sheet at June 30, 2000 (Unaudited) and
             December 31, 1999.......................................................................... 3

             Consolidated  Statement of Operations for the three-month and six-month periods ended June 30, 2000 and 1999 (Unaudited)........................................... 4

             Consolidated Statement of Stockholders' Deficiency
             for the six-month period ended June 30, 2000 (Unaudited)................................... 5

             Consolidated Statement of Cash Flows for the
             six-month periods ended June 30, 2000 and 1999 (Unaudited)................................. 6

             Notes to Consolidated Financial Statements (Unaudited).................................. 7-15

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations.............................................................. 16-20

Part II.     Other Information......................................................................... 21

Item 1.      Legal Proceedings......................................................................... 21

Item 2.      Changes in Securities..................................................................... 21

Item 6.      Exhibits and Reports on Form 8-K.......................................................... 21

             Signatures................................................................................ 22

                   PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                                          June 30, 2000         December 31, 1999
----------------------------------------------------------------------------------------------------------------------------------
                                                                                              (Unaudited)
ASSETS

Current Assets:
  Cash                                                                                   $      164,198
  Prepaid expenses and other current assets                                                      30,915          $       176,455
  Current assets from discontinued operations                                                    36,279                  325,220
----------------------------------------------------------------------------------------------------------------------------------
      Total current assets                                                                      231,392                  501,675
----------------------------------------------------------------------------------------------------------------------------------

Property and Equipment - at cost, net of accumulated depreciation
 of $310,643 and $214,527, respectively                                                       4,592,709                4,434,970
----------------------------------------------------------------------------------------------------------------------------------

Other Assets:
  Security deposits                                                                             300,857                  261,796
  Deferred income tax asset, net of valuation allowance of $32,092,000
   and $30,509,000, respectively                                                                    -                          -
  Long-term assets from discontinued operations                                               2,064,510                2,068,394
----------------------------------------------------------------------------------------------------------------------------------
      Total other assets                                                                      2,365,367                2,330,190
----------------------------------------------------------------------------------------------------------------------------------
      Total Assets                                                                       $    7,189,468          $     7,266,835
==================================================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
  Cash overdraft                                                                         $          -            $        20,193
  Current portion of debt                                                                     1,447,430                  888,000
  Accounts payable and accrued expenses                                                      10,268,803                8,540,607
  Current liabilities from discontinued operations                                           11,839,139               10,965,614
----------------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                              23,555,372               20,414,414

Debt, less current portion                                                                    9,880,000                9,880,000
Long-term Liabilities from Discontinued Operations                                                  -                    736,586
----------------------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                      33,435,372               31,031,000
----------------------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Minority Interest in Consolidated Subsidiaries                                                1,263,617                   84,276
----------------------------------------------------------------------------------------------------------------------------------

Stockholders' Deficiency:
  Preferred stock - $.001 par value; authorized 10,000,000 shares;
   2,000,000 shares designated as Series B convertible preferred stock, aggregate liquidation value - $1,871,000, issued 1,871,000 shares; 395,000 shares and
   930,000 shares outstanding, respectively                                                     395,000                  930,000
  500,000 shares designated as Series D convertible preferred stock, aggregate liquidation value - $4,660,000, issued 500,000 shares; 184,000 shares and
   260,500 shares outstanding, respectively                                                   1,840,000                2,605,000
  Common stock - $.01 par value; authorized 40,000,000 shares,
   respectively; issued 10,519,419 and 8,919,881 shares, respectively                           105,229                   89,234
  Additional paid-in capital                                                                 81,230,233               79,746,228
  Options and warrants                                                                        2,720,071                2,720,071
  Subscription receivable                                                                      (340,000)                (340,000)
  Treasury stock, at cost, 3,550 shares                                                         (11,978)                 (11,978)
  Accumulated Other Comprehensive Income                                                          1,482                    1,482
  Accumulated deficit                                                                      (113,449,558)            (109,588,478)
----------------------------------------------------------------------------------------------------------------------------------
      Stockholders' deficiency                                                              (27,509,521)             (23,848,441)
----------------------------------------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Deficiency                                     $    7,189,468          $     7,266,835
==================================================================================================================================


                                  See Notes to Consolidated Financial Statements

PICK COMMUNICATIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                                  FOR THE THREE MONTHS
                                                                                      ENDED JUNE 30,
                                                                                  2000               1999
                                                                             --------------------------------
Costs and expenses:
Selling, general and administrative                                          $  1,454,582        $   972,608
Depreciation and amortization                                                      47,633             27,736
                                                                             --------------------------------
Operating loss                                                                  1,502,216          1,000,344

Other expense:
Interest expense                                                                  734,800            150,604
Settlement of third party debts                                                         -                  -
                                                                             --------------------------------
Total other expense                                                              734,800             150,604

Loss from continuing operations before minority interest in loss of
                                                                             --------------------------------
 consolidated subsidiaries and discontinued operations                          2,237,015          1,150,948
                                                                             --------------------------------

Minority interest in loss of consolidated subsidiaries                            (25,954)                 -

                                                                             --------------------------------
Loss from continuing operations                                                 2,211,061          1,150,948

Discontinued operations:
Loss from discontinued operations                                                  84,648          2,015,551
Loss on disposal of discontinued operations and related costs                           -         47,108,711
                                                                             --------------------------------
Total loss from discontinued operations                                            84,648         49,124,262

Net loss                                                                        2,295,709         50,275,210

Beneficial conversion feature of preferred stock                                        -         21,600,000

                                                                             --------------------------------
Net loss applicable to common stock                                             2,295,709         71,875,210
                                                                             ================================

Loss from continuing operations and beneficial conversion
 feature of preferred stock per common share - basic and diluted                     0.21               4.94
                                                                             ================================

Loss from discontinued operations per common share - basic and diluted               0.01              10.67
                                                                             ================================

Net loss applicable to common share - basic and diluted                              0.22              15.62
                                                                             ================================

Weighted-average shares outstanding - basic and diluted                      $ 10,402,726        $ 4,602,698
                                                                             ================================

(RESTUBBED TABLE)

                                                                                     FOR THE SIX MONTHS
                                                                                        ENDED JUNE 30,
                                                                                   2000             1999
                                                                                ----------------------------
Costs and expenses:
Selling, general and administrative                                             $2,329,604       $ 1,445,676
Depreciation and amortization                                                       96,116            42,310
                                                                                ----------------------------
Operating loss                                                                   2,425,720         1,487,986

Other expense:
Interest expense                                                                 1,305,732           630,027
Settlement of third party debts                                                   (293,977)                -
                                                                                ----------------------------
Total other expense                                                              1,011,755           630,027

Loss from continuing operations before minority interest in loss of
                                                                                ----------------------------
 consolidated subsidiaries and discontinued operations                           3,437,475         2,118,013
                                                                                ----------------------------

Minority interest in loss of consolidated subsidiaries                             (25,954)                -

                                                                                ----------------------------
Loss from continuing operations                                                  3,411,521         2,118,013

Discontinued operations:
Loss from discontinued operations                                                  449,559         4,364,730
Loss on disposal of discontinued operations and related costs                            -        47,108,711
                                                                                ----------------------------
Total loss from discontinued operations                                            449,559        51,473,441

Net loss                                                                         3,861,080        53,591,454

Beneficial conversion feature of preferred stock                                                  25,170,000

                                                                                ----------------------------
Net loss applicable to common stock                                              3,861,080        78,761,454
                                                                                ============================

Loss from continuing operations and beneficial conversion
 feature of preferred stock per common share - basic and diluted                      0.34              6.37
                                                                                ============================

Loss from discontinued operations per common share - basic and diluted                0.05             12.02
                                                                                ============================

Net loss applicable to common share - basic and diluted                               0.39             18.39
                                                                                ============================

Weighted-average shares outstanding - basic and diluted                         $9,977,728       $ 4,281,860
                                                                                ============================


                                  See Notes to Consolidated Financial Statements

                   PICK COMMUNICATIONS CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                   (UNAUDITED)



                                                                    Series B Preferred Stock     Series D Preferred Stock
                                                                    -------------------------------------------------------------
                                                                    Shares         Amount          Shares          Amount
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                                        $930,000       $930,000        $260,500      $2,605,000

Issuance of common stock for services                                      -              -               -               -
Issuance of common stock in connection of old debt                         -              -               -               -
Conversion of common stock from preferred stock                     (535,000)      (535,000)        (76,500)       (765,000)
Issuance of common stock upon exercise of options and warrants
Net loss                                                                   -              -               -               -

                                                                  ---------------------------------------------------------------
Balance at June 30, 2000                                            $395,000       $395,000        $184,000      $1,840,000
                                                                  ===============================================================

(RESTUBBED TABLE)


                                                                         Common Stock            Additional       Options
                                                                  ---------------------------     Paid-in           and
                                                                    Shares         Amount         Capital         Warrants
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                                     $ 8,919,881       $ 89,234     $79,746,228      $2,720,071

Issuance of common stock for services                                200,000          2,000         198,000
Issuance of common stock in connection of old debt                    50,000            500            (500)
Conversion of common stock from preferred stock                      917,500          9,175       1,290,825
Issuance of common stock upon exercise of options and warrants       432,038          4,320          (4,320)
Net loss                                                                   -              -               -               -

                                                                 -----------------------------------------------------------
Balance at June 30, 2000                                         $10,519,419       $105,229     $81,230,233      $2,720,071
                                                                 ===========================================================

(RESTUBBED TABLE)

                                                                                                      Accumulated
                                                                                                         Other
                                                                                                     Comprehensive
                                                                     Stock           Treasury            Income         Accumulated
                                                                   Subscriptions      Stock             (Loss)            Deficit
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                                         $(340,000)      $(11,978)             $1,482     $(109,588,478)

Issuance of common stock for services
Issuance of common stock in connection of old debt
Conversion of common stock from preferred stock
Issuance of common stock upon exercise of options and warrants
Net loss                                                                     -                                           (3,861,080)

                                                                 -------------------------------------------------------------------
Balance at June 30, 2000                                             $(340,000)      $(11,978)             $1,482     $(113,449,558)
                                                                 ===================================================================

(RESTUBBED TABLE)



                                                                        Total
                                                                     Shareholder
                                                                      Deficiency
---------------------------------------------------------------------------------
Balance at December 31, 1999                                      $(23,848,441)

Issuance of common stock for services                                  200,000
Issuance of common stock in connection of old debt                           -
Conversion of common stock from preferred stock                              -
Issuance of common stock upon exercise of options and warrants               -
Net loss                                                            (3,861,080)

                                                                 --------------
Balance at June 30, 2000                                          $(27,509,521)
                                                                 ==============

                                  See Notes to Consolidated Financial Statements

                   PICK COMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



Six months ended June 30,                                                              2000            1999
---------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net loss                                                                            (3,861,080)    (53,591,454)
Adjustments to reconcile net loss to net cash used in operating activities:
 Stock, options and warrants issued for compensation or services                       200,000       4,722,339
 Loss on disposal of discontinued operations and related costs                              --      41,636,097
 Depreciation and amortization                                                          96,116          42,310
Minority interest in loss of consolidated subsidiaries                                 (25,954)
Bad debt expense                                                                        64,099
Changes in operating assets and liabilities:
 Increase (decrease) in prepaid expenses and other current assets                       21,990         (82,730)
 Decrease in current assets from discontinued operations                               288,941         950,140
 Increase in security deposits                                                         (39,061)        (88,204)
 (Increase) decrease in long-term assets from discontinued operations                    3,884         (53,931)
 Increase in accounts payable and accrued expenses                                   1,728,196       1,124,558
 Increase in current liabilities from discontinued operations                          873,525         622,146
 Decrease in long-term liabilities from discontinued operations                       (736,586)             --

---------------------------------------------------------------------------------------------------------------
   Net cash used in operating activities                                            (1,385,930)     (4,718,729)
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
Cash flows used in investing activity - purchase of property and equipment            (194,404)     (1,213,408)
---------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
 Funds advanced on third-party debt, net of cash placement costs                       559,430              --
 Proceeds from subsidiary's new investor                                             1,205,295              --
 Proceeds from issuance of Series B preferred stock                                                  1,821,000
 Proceeds from issuance of Series D preferred stock                                                  4,660,000
 Proceeds from stock subscription                                                                        5,000
 Payment of preferred stock issuance cost                                                              (85,000)
 Payment on third-party debt                                                                           (20,000)
 Decrease in cash overdraft                                                            (20,193)
---------------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                                        1,744,532       6,381,000
---------------------------------------------------------------------------------------------------------------

Net increase in cash                                                                   164,198         448,863

Cash at beginning of period                                                                 --          17,052
---------------------------------------------------------------------------------------------------------------
Cash at end of period                                                             $    164,198    $    465,915
===============================================================================================================
Supplemental disclosure of cash flow information:
Cash paid during the period for interest from:
  Continuning operations                                                          $     38,417    $         --
===============================================================================================================

  Discontinued operations                                                         $         --    $     76,912
===============================================================================================================

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

The accompanying consolidated financial statements include the accounts of PICK Communications Corp. and its majority owned subsidiaries, PICK Sat Inc. ("PICK Sat") and P.C.T. Prepaid Telephone Inc. ("PCT"), its wholly owned subsidiary, PICK Online.Com Inc. ("POL"), and the discontinued operations of PICK US Inc. f/k/a PICK Inc. ("PICK US"), PICK Net Inc. ("PICK Net") and PICK Net UK PLC ("PICK Net UK"). All significant intercompany balances and transactions have been eliminated.

The Company has discontinued the operations of its telecommunication and prepaid calling card business consisting of PICK US, PICK Net and PICK Net UK (see Note
7).

Minority interest represents the minority stockholders' proportionate share of the equity and loss of PICK Sat and PCT.

Revenue from PICK Sat will be derived from monthly fees charged based upon the type of usage and bandwidth contracted for, while sales from POL will be derived from subscribers ratably over the contract period. For the six-months ended June 30, 2000, both PICK Sat and POL had no revenue and no customers. Revenue from the discontinued operations are recognized at the time that the service is provided, for long-distance time, as reported by the electronic switching devices, and for prepaid calling cards as the card is used.

For comparability, certain 1999 amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2000.

Effective July 23, 1999, the Company's board of directors authorized a 1-for-10 reverse split of its common stock. All share and per-share amounts in these consolidated financial statements have been restated to give effect to this reverse stock split.

2. PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets consist of the following:


                                                 June 30,          December 31,
                                                   2000                1999
--------------------------------------------------------------------------------
                                               (Unaudited)

Sundry receivable                                $ 8,836            $  3,100
Computer equipment for resale                     15,669              58,159
Prepaid expenses                                   6,410              61,851
Advances and other current assets                     --              53,345
--------------------------------------------------------------------------------
                                                 $30,915            $176,455
================================================================================

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     (UNAUDITED)
--------------------------------------------------------------------------------
3. PROPERTY AND EQUIPMENT:


Property and equipment, at cost, consists of the following:


                                           June 30,      December 31,        Estimated
                                             2000            1999           Useful Life
-------------------------------------------------------------------------------------------
                                         (Unaudited)
Property, equipment and software         $  709,963      $  567,543        3 and 5 years
Asset development/
 installation-in-process                  4,193,388       4,081,954
-------------------------------------------------------------------------------------------

                                          4,903,351       4,649,497
Less accumulated depreciation
 and amortization                           310,642         214,527
-------------------------------------------------------------------------------------------
                                         $4,592,709      $4,434,970
===========================================================================================

Asset development/installation-in-process consists of hardware and software costs related to the Company's high-speed internet business, which is under development. Depreciation will commence when the development and/or installation is complete and the assets are fully operational.

4. DEBT:

Debt consists of the following:

                                               June 30,          December 31,
                                                 2000               1999
--------------------------------------------------------------------------------
                                              (Unaudited)

Private placement debt (a)                   $ 9,880,000          $ 9,880,000
Note payable  (b)                                     --              476,000
Revolver loan (c)                              1,447,430              412,000
--------------------------------------------------------------------------------

                                              11,327,430           10,768,000

Less current portion of debt                   1,447,430              888,000

--------------------------------------------------------------------------------

        Debt, less current portion           $ 9,880,000          $ 9,880,000
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

    On April 27, 1999, the holders of the Original Notes, who control in excess of 99% of the principal which was due on April 27, 1999, consented to restructure their Original Notes (the "Restructured Notes") and extend the maturity date until April 27, 2002. Additionally, the Company has the option to extend the maturity date for one year. Under the terms of the restructuring, the Restructured Notes were initially convertible into shares of common stock at a fixed price of $10.00 rather than fair market value (valued at $7,077,600), as defined in the terms of restructuring. The Restructured Notes automatically convert to common stock if the closing bid price exceeds $15.00 per share, as defined. In January 2000, as a result of anti-dilution provision of the Restructured Notes the conversion rate was reduced to $5.00 per share.

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

    During 1999, the 1,976,000 shares referred to in (i) and (ii) above were issued to the consenting noteholders.

    In consideration for the restructuring of the Original Notes, the Company issued to Commonwealth 200,000 shares of common stock (valued at $3,440,000 and included in loss on disposal of discontinued operations in the accompanying statement of operations), plus warrants to purchase 50,000 of the Company's common stock at $13.75 per share (valued at $239,477 and included in loss on disposal of discontinued operations in the accompanying statement of operations), subject to adjustment. Additionally, warrants previously issued to Commonwealth will be exercisable at $1.00 per share (valued at $2,046,097 and included in additional paid-in capital in the accompanying consolidated balance sheet).

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

(b) PICK Sat obtained a promissory note from Atlantic Tele-Network Inc. ("ATN") aggregating $476,000, which loan bears interest at prime plus 2%. This promissory note was entered into in connection with PICK Sat options as described in the PICK Sat option agreement dated September 13, 1999. ATN chose not to exercise this option and the promissory note became due and payable on February 4, 2000 and has not been paid. On January 4, 2000, in consideration of the then pending completion of the sale of the Company's PICK Net subsidiaries (see Note 7), as well as the termination of the PICK Sat option, ATN received five-year warrants to purchase 1,000,000 shares of PICK common stock exercisable at $2.00 per share. This promissory note was assumed by PICK Net's buyer on the date of the sale of PICK Net, January 18, 2000. During the second quarter ended June 30, 2000, PICK Sat removed the full loan balance plus accrued interest from its books and recorded the amount on PICK Net's books.

(c) On November 3, 1999, PICK Sat entered into a 120-day revolver for $500,000 (the "Revolver") from Tri-Links Investment Trust ("Tri-Links"). At December 31, 1999, PICK Sat borrowed $412,000 under the Revolver which bears interest at 13% per annum, increasing to 15% per annum upon default and payment of which is guaranteed by PICK. Tri-Links was granted a security interest in substantially all of PICK Sat's assets which was initially subordinated to ATN and then made pari passu and equal in priority as of April 2000. The Revolver came due on March 3, 2000 and was extended until May 3, 2000. In addition, on January 26, 2000, Tri-Links, PICK, PICK Sat and Group Technology for Scientific Equipment and Supplies and Salah Khalid Al Fulaij ("Fulaij") entered into an Amendment Agreement which was amended again in March 2000, whereby the commitment under the Revolver was increased. The loan payable balance plus accrued at June 30, 2000 amounted to $1,447,430.

    As of August 30, 2000, the parties agreed in principle to a Third Amendment and Extension Agreement under which repayment of $1,150,000 principal amount was extended to April 1, 2001 and $100,000 will be converted into equity of PICK Sat by Fulaij. The interest rate was reduced from 13% to 10% per annum. Repayment of the loan will be made on a monthly basis until repaid in full on April 1, 2001. Until the loans are repaid, PICK and PICK Sat agreed to certain negative covenants including the payment of dividends to PICK cannot exceed $200,000 in the aggregate; not greater than l5% of PICK Sat's projected debt may be paid or incurred; and the companies cannot enter into certain mergers or sales of assets. The lenders were granted the right to elect either two members of PICK Sat's Board of Directors or two observers to the Board. Subject to a proposed recapitalization of PICK Sat, the lenders were granted warrants to purchase an aggregate of approximately 15,000 shares of PICK Sat's common stock at the lesser of $5.00 per share or 50% of the price paid by new investors at the time of PICK Sat's initial public offering on or before March 1, 2001.


5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

   Accounts payable and accrued expenses consist of the following:

                                                     June 30,       December 31,
                                                       2000             1999
--------------------------------------------------------------------------------
                                                   (Unaudited)
Accounts payable - operating                       $ 1,611,164      $2,323,613
Accrued expenses - operating                         4,628,675       2,188,030
Accrued expenses - for equipment                     1,066,000       1,066,000
Accrued expenses - settlement reserves               2,962,964       2,962,964
          (see Note 8)
--------------------------------------------------------------------------------
                                                    10,268,803      $8,540,607
================================================================================

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

6. PREFERRED STOCK:

In March 1999, the board of directors authorized the issuance of 2,000,000 shares of Series B convertible preferred stock. The Series B convertible preferred stock has a stated par value of $.001 per share and 1,821,000 shares were issued at $1.00 per share, convertible into 1,821,000 shares of the Company's common stock at the rate of $1.00 per share. An additional 50,000 shares were issued (valued at $50,000) for professional services provided to the Company. There was a placement cost of $85,000 related to the issuance of Series B and the amount was paid in full during 1999. Through June 30, 2000, an aggregate of 1,476,000 shares of Series B convertible preferred stock have been converted into 1,476,000 shares of common stock.

In April 1999, the board of directors authorized the issuance of 500,000 shares of Series D convertible preferred stock. The Series D convertible preferred stock has a stated par value of $.001 per share and was initially convertible into 1,190,500 shares of the Company's common stock at the rate of $4.20 per share. As of December 31, 1999, the Company had sold an aggregate of 466,000 shares of Series D convertible preferred stock for $4,660,000 prior to the payment of $459,750 of preferred stock placement costs. This $459,750 placement costs has been recorded in the additional paid in capital account. In addition, the Company issued an aggregate of 700,000 common stock purchase warrants in connection with the sale of Series D convertible preferred stock. Each warrant, as adjusted, is exercisable at $6.30 per share of common stock for a two-year period for an aggregate of 70,000 shares. On July 15, 1999, the Company sold 34,000 shares of Series D convertible preferred stock for $340,000 to Diego Leiva, chairman of the board. The purchase is evidenced by a recourse promissory note secured by a pledge of the securities. Mr. Leiva has agreed to return all of such Series D Preferred Stock and Warrants to the Company, which will cancel his promissory note. In January 2000, the conversion rate was adjusted so that the preferred stock converts into common stock at $2.00 per share. Through June 30, 2000, an aggregate of $3,160,000 of the principal amount of Series D convertible preferred stock had been converted into 952,738 shares of common stock.

At the time of issuance, the Series B and Series D were convertible at prices below the market value of the underlying common stock. The beneficial conversion feature represented by the intrinsic value is calculated as the difference between the conversion price and the market price of the underlying common stock multiplied by the number of shares to be issued from the conversion. The beneficial conversion feature is recognized as a return to the preferred stockholders. At December 31, 1999, the beneficial conversion feature amounted to $6,361,000 and $18,809,000 for the Series B and Series D, respectively.

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

7. DISCONTINUED OPERATIONS:

On June 23, 1999, the Company formalized its plan to discontinue its telecommunications and prepaid calling card business consisting of PICK US, PICK Net and PICK Net UK PLC (collectively "PICK Net"). Accordingly, the telecommunications and prepaid calling card business are accounted for as discontinued operations in the accompanying consolidated financial statements. The Company contracted to sell PICK Net and PICK Net UK PLC on September 13, 1999 and discontinued the operations of PICK US. On January 18, 2000, PICK completed the sale of all of the stock of PICK Net for nominal value, and had approximately $10,700,000 of PICK Net's liabilities assumed, which, as a result of the default of the buyer (see below), the assumed liabilities continues to remain outstanding on the Company's financial statements. The buyer provided advances to PICK Net during 1999 to continue its operations. The Company issued 100,000 shares of common stock (valued at $1,000,000) of the old debt for repayment. Subsequent to the closing of the sale of PICK Net, the buyer defaulted on its payment obligation. The Company has demanded compliance by the buyer or it will pursue all legal remedies against the buyer.

Operating results of discontinued telecommunications and prepaid calling card business are as follows:

Six-month period ended June 30,                2000                  1999
--------------------------------------------------------------------------------
                                           (Unaudited)           (Unaudited)
Sales of long-distance services             $ 168,598            $ 3,164,030
Sales of prepaid calling cards                     --              2,215,485
--------------------------------------------------------------------------------
Net sales                                     168,598              5,379,515
--------------------------------------------------------------------------------

Cost of sales                                 328,864              6,835,866
Selling, general and administrative            82,650                896,372
Depreciation and amortization                  18,587                200,496
Bad debt expense                               64,099                128,298

--------------------------------------------------------------------------------
Total costs and expenses                      494,200              8,061,032
--------------------------------------------------------------------------------

Loss before amortization of debt placement
 expenses and interest expense               (325,602)            (2,681,517)

Amortization of debt placement
 expenses and interest expense                123,957              1,683,213

--------------------------------------------------------------------------------
Loss from discontinued operations           $(449,559)          $ (4,364,730)
================================================================================

                                                                     (continued)

Assets and liabilities of discontinued telecommunications and prepaid calling card business are as follows:

                                             June 30,            December 31,
                                               2000                  1999
--------------------------------------------------------------------------------
                                           (Unaudited)
Cash                                      $       --             $    18,117

Accounts Receivable, less allowance for
doubtful accounts of $231,091 and
$482,735, respectively                            --                 228,885

Prepaid Expenses and Other
Current Assets                                36,279                  78,218

--------------------------------------------------------------------------------
Current Assets from Discontinued
Operations                                    36,279                 325,220
--------------------------------------------------------------------------------

Property and Equipment - at cost,
net of accumulated depreciation and
amortization of $723,810 and
$771,301, respectively                     2,013,456               2,032,044

Security Deposits                             51,054                  36,350

--------------------------------------------------------------------------------
Long-term Assets from
Discontinued Operations                    2,064,510               2,068,394

-------------------------------------------------------------------------------

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                                            June 30,              December 31,
                                              2000                    1999
--------------------------------------------------------------------------------
                                          (Unaudited)
Current Liabilities:
  Current portion of debt (a)(b)(c)      $ 4,626,986             $  3,814,244
  Current portion of other debt            1,018,578                  306,130
  Accounts payable and accrued
   expenses                                6,163,952                6,815,620
  Deferred revenue - prepaid
   calling cards                              29,620                   29,620

--------------------------------------------------------------------------------
Current Liabilities from
Discontinued Operations                   11,839,136               10,965,614
--------------------------------------------------------------------------------

Long-term Liabilities from Discontinued
 Operations - less current portion                --                  736,586

--------------------------------------------------------------------------------
        Net Liabilities of Discontinued
         Operations                      $ 9,738,347             $  9,308,586
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

(b) As of June 30, 2000, PICK Net has received from an affiliate of the buyer of PICK Net approximately $283,000.

(c) PICK Net has promissory notes with ATN in the aggregate amount of $2,119,424 (including $476,000 principal amount plus accrued interest assumed for PICK Sat's balance by PICK Net's buyer on the date of sale, January 18, 2000) at June 30, 2000, which bear interest at prime plus 2% (11.5% at June 30, 2000). These promissory notes were entered into in connection with the sales of PICK Net as described in the stock purchase agreement dated September 13, 1999. The promissory notes became due and payable on February 4, 2000 and have not been paid (see Note 4).


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

During March 1999, Worldcom Network Services, Inc., d/b/a Wiltel, ("Worldcom") commenced a lawsuit against the Company in the United States District Court, Southern District of New York, demanding a judgment in the amount of $1,177,734 and interest at 18% per annum plus costs and expenses. The plaintiff alleges that the Company failed to pay for telecommunications services provided. On April 15, 1999, the Company and Worldcom agreed to a settlement (the "Settlement Agreement"). Under the terms of the Settlement Agreement, the Company agreed to pay Worldcom $1,256,622 (the "Settlement Payment") in exchange for a full and complete settlement of Worldcom's lawsuit against the Company. The Company agreed to pay the Settlement Payment with interest at 16% per annum on or before January 16, 2000 and for Worldcom to discontinue, without prejudice, the legal proceedings until such date, although the Company extended the forbearance through January 16, 2001. The Company paid Worldcom a 100,000 share restructuring fee during 1999.

In July 1999, L.D. Exchange.com, Inc., a vendor of PICK Net, Inc., commenced arbitration proceedings against PICK Net before the American Arbitration Association (AAA) in San Diego, California, alleging breach of contract. These proceedings involve the alleged nonpayment of between $250,000 and $500,000 by PICK Net and not the Company. The Company notified the AAA that the matter did not involve the ompany. By letter dated August l4, 2000, the Company was advised that the arbitration had been withdrawn.

On March 27, 2000, Telecom Management Resources, Inc. (as successor to International Career Information, Inc.), a vendor of PICK Net, commenced a lawsuit against the Company and PICK Net in the Superior Court of New Jersey, Law Division, Hudson County. The complaint involved the alleged non-payment of $58,220 under a Facilities Management Service Agreement and $50,400 for additional payments under an acceleration provision plus interest. The Company answered and denied the charges and raised affirmative defenses including the fact that the liability was assigned to PICK Net with the consent of the plaintiff and then PICK Net was sold. The parties have reached an agreement in principle which had been properly recorded for as for June 30, 2000 to settle the lawsuit; however no agreement has been signed to date.

9. GOING CONCERN MATTERS:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred substantial recurring losses from operations, has a net capital deficiency in the amount of approximately $27,510,000 and has a working capital deficiency of approximately $23,324,000 at June 30, 2000 that raise substantial doubt about its ability to continue as a going concern. In addition, the Company had negative cash flow from operations for the six-month periods ended June 30, 2000 and 1999, and for the years ended December 31, 1999, 1998 and 1997.

Significant short-term obligations exist including the payments of the settlements with Worldcom and AT&T in the amounts of $1,256,622 and $1,376,447, respectively (see Note 8) plus accrued interest. Additionally, payment of loans to various creditors plus accrued interest at June 30, 2000 cannot be met through cash flows from operations. Without the Company's ability to extend the payout terms of the aforementioned liabilities or obtain additional long-term financing, as well as increasing revenue and/or decreasing expenses, the Company will be unable to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability of assets or the classifications of liabilities should the Company be unable to continue as a going concern.

Furthermore, the Company is in need of immediate financing for working capital. If the Company is able to obtain adequate funding it expects that its operations on a going-forward basis will be primarily through its PICK Sat subsidiary, which has only recently commenced operations and has not generated any revenue to date. Furthermore, PICK Sat has covenanted with its secured lenders to limit the dividends it can pay to the Company.

The Company has had discussions with several of its largest unsecured creditors, including, but not limited to, AT&T and IDT. The Company is attempting to reach an approved out of court "standby agreement" with all of its creditors. If the standby agreement is acceptable to the Company's creditors, then as long as the Company complies with its terms, the Company's creditors will not exercise their legal rights and remedies. If the proposed settlement with creditors is successful, the Company have no direct obligation to any of its unsecured creditors because their claims will be satisfied from the future earnings of PICK Sat and/or other affiliates. There can be no assurance that the Company's effort's to resolve the claims of its unsecured creditors will be successful.

Should the Company be unable to obtain interim financing in the near term and/or reach an agreement with its unsecured creditors, the Company will be forced to cut back or suspend operations and/or seek protection under the bankruptcy laws.


10. OTHER MATTERS:

In April 2000, a group of investors from Europe and the Middle East committed an aggregate of $10,000,000 to PICK Sat (the "PICK Sat Financing"), to occur over a 12-month period. The investors will acquire 20% ownership of PICK Sat and will be issued equity on the basis of 1% for every $500,000 invested. As of June 30, 2000, $1,205,295 had been invested in PICK Sat. The initial $500,000 was made as a convertible loan on a pari passu basis with the ATN indebtedness described in
Note 4. Subsequent to June 30, 2000, additional investments were made totalling approximately $3,400,000.

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

Six Months Ended June 30, 2000 Compared with June 30, 1999

Revenues:

The Company's continuing operations, PICK Sat, have recently commenced commercial operations and as such have had no revenues for the six months ended June 30, 2000.

Costs and Expenses:

Selling, general and administrative expenses increased to $2,330,000 for the six months ended June 30, 2000, from $1,446,000 for the six months ended June 30, 1999, reflecting an increase of $884,000 or 61%. This increase is primarily due to the fact that the PICK Sat is working towards commercialization of its new product line. The Company generated significantly increased expenses for salaries, outside consultants, accounting, marketing, trade shows, legal, international travel and public relations in developing its business. The Company also had increased expenses for preparation of public filings and the negotiation of debt arrangements which were handled primarily by non-employees.

Loss from Operations:

The Company's loss from continuing operations increased from $2,118,000 for the six months ended June 30, 1999 to $3,412,000 for the six months ended June 30, 2000, primarily due to the increases in aggregate salaries, outside consultants, selling, general and administrative costs. PICK Sat is still developing its products and offerings and is moving closer to the commercial deployment phase. The Company was without adequate funds during the six months ended June 30, 2000 to commercialize its PICK Sat operations, prior to the PICK Sat Financing and therefore was operating at a reduced level. In addition, the loss from continuing operations during the six months ended June 30, 2000 was reduced by $293,977 due to a settlement of an old outstanding accounts payable balance.

Discontinued Operations

On June 23, 1999, the Company formalized its plan to discontinue its telecommunications and prepaid calling card business consisting of PICK US, PICK Net and PICK Net UK PLC (collectively "PICK Net"). Accordingly, the telecommunications and prepaid calling card business are accounted for as discontinued operations in the accompanying consolidated financial statements. On September 13, 1999, the Company agreed to sell its PICK Net operations to Lebow Investments Ltd., a recently formed corporation ("Lebow"). Lebow agreed to be financially responsible for the PICK Net operations which received funding to continue operations commencing in September 1999 through the closing of this transaction. On January 18, 2000, the Company completed the sale of all of the stock of PICK Net for nominal value, and had up to approximately $10 million of PICK Net's liabilities assumed. Simultaneously with the closing, Gulfsat Communications Company, a Kuwaiti company ("Gulfsat"), purchased all of the common stock of Lebow. Gulfsat was a principal vendor of services to the PICK Net companies which was owed approximately $1,555,000 as of October 31, 1999, primarily under a reciprocal telecommunications agreement and payment of which amount had been assumed by Lebow. In February 2000, Gulfsat defaulted under its agreements and discontinued operating PICK Net. The Company has made demand on Lebow and Gulfsat to satisfy its obligations, or it will pursue all legal remedies, but is attempting to negotiate a settlement. In any event, however, in addition to the direct obligations of the Company described hereinafter, the Company retains substantial contingent liabilities on its discontinued operations if those liabilities are not paid and has retained all such liabilities on its financial statements. (See Note 7 of Notes to Consolidated Financial Statements for operating results of the discontinued operations).

Loss from discontinued operations decreased from $51,473,000 for the six months ended June 30, 1999 to $450,000 for the six months ended June 30, 2000. The Company only operated its subsidiaries for 18 days during the six months ended June 30, 2000 before selling the operations, although it had certain ongoing obligations in view of its contingent liabilities which necessitated certain payments.

For the six months ended June 30, 2000, the Company generated international long distance revenue of $168,598, compared with $3,164,000 for the six months ended June 30, 1999. The Company had no prepaid telephone calling card revenues for the six months ended June 30, 2000, compared to $2,215,000 for the six months ended June 30, 1999. The cost of sales decreased from $6,835,866 for the six months ended June 30, 1999 to $328,864 for the six months ended June 30, 2000, as operations were wound down.

Material Changes in Financial Condition from December 31, 1999 to June 30, 2000:

Due to the losses discussed above, the Company's working capital deficit increased from $19,912,739 as of December 31, 1999, to $23,323,980 as of June 30, 2000, an increase in the working capital deficit of $3,411,241, and the stockholders' deficiency increased from $23,848,441 at December 31, 1999 to $27,509,521 at June 30, 2000, an increase in stockholders' deficiency of $3,661,080.

Current assets decreased by $270,283 primarily due to a decrease in current assets from discontinued operations at June 30, 2000. Current liabilities increased by $3,140,958. This increase is largely due to increases in the current portion of debt, in accounts payable and accrued expenses and current liabilities from discontinued operations. However, a substantial portion of current liabilities from discontinued operations were assumed by Lebow and Gulfsat on January 18, 2000, but in February 2000, they defaulted under their agreements.

A significant portion of the liabilities of the Company mature or are subject to payment agreements calling for payment before the end of 2000.
The Company has had discussions with several of its largest unsecured creditors, including, but not limited to, AT&T and IDT. The Company is attempting to reach an approved out of court "standby agreement" with all of its creditors. If the standby agreement is acceptable to the Company's creditors, then as long as the Company complies with its terms, the Company's creditors will not exercise their legal rights and remedies. If the proposed settlement with creditors is successful, the Company have no direct obligation to any of its unsecured creditors because their claims will be satisfied from the future earnings of PICK Sat and/or other affiliates. There can be no assurance that the Company's effort's to resolve the claims of its unsecured creditors will be successful.

The Company is in need of immediate financing for working capital. In April 2000, a group of investors from Europe and the Middle East committed an aggregate of $10 million to PICK Sat (the "PICK Sat Financing"), to occur over a 12-month period. The investors will acquire 20% ownership of PICK Sat and will be issued equity on the basis of 1% for every $500,000 invested. As of June 30, 2000 and October 1, 2000, $1,205,295, and approximately $4.6 million, respectively, has been invested in PICKSat. The initial $500,000 was made as a convertible loan on a pari passu basis with the Atlantic Tele-Network Inc. ("ATN") indebtedness described below.

In September, 1999 PICK entered into an option agreement with Atlantic Tele-Network, Inc. ("ATN") to sell them up to 19.9% of the common stock of PICK Sat for $8 million, with an option to acquire an additional 31.1% for an additional $15 million payable in 500,000 shares of ATN common stock or $15 million in cash or ATN common stock, whichever produces the higher value at the time of exercise of the option was exercised in full. PICK Sat obtained interim loans in the principal amount of $476,000 from ATN for the Company and PICK Sat's operating expenses. ATN chose not to exercise the option. In addition, under a credit facility, as of June 30, 2000, one of PICK's former subsidiaries, PICK Net USA, had debt, amounting to $2,119,424 plus accrued interest, which includes the $476,000 principal amount plus accrued interest assumed from PICK Sat's balance by PICK Net's buyer on the date of sale, January 18, 2000. In accordance with the terms of the above loans from ATN, the $476,000 borrowed by PICK Sat and the $1,589,664 borrowed by PICK Net USA, all become due and payable on February 4, 2000 and has not been paid. On January 4, 2000, in consideration with the completion of the sale of the Company's PICK Net subsidiaries to Lebow and Gulfsat, as well as the termination of the PICK Sat option, ATN received five-year warrants to purchase 1 million shares of PICK Common Stock exercisable at $2.00 per share.

On November 3, 1999, PICK Sat obtained a 120 day revolver for $500,000 (the "Revolver") from Tri-Links Investment Trust ("Tri-Links"). PICK Sat borrowed the entire $500,000 under the Revolver which bears interest at 13% per annum, increasing to l5% per annum upon default and payment of which is guaranteed by PICK. Tri-Links was granted a security interest in substantially all of PICK Sat's assets which was initially subordinated to ATN and then made pari passu and equal in priority. The Revolver came due on March 3, 2000 and was extended until May 3, 2000. In addition, on January 26, 2000, Tri-Links, PICK, PICK Sat and Group Technology for Scientific Equipment and Supplies and Salah Khalid Al Fulaij ("Fulaij") entered into an Amendment Agreement which was amended again in March and April 2000, whereby the commitment under the Revolver was increased. The loan payable balance at June 30, 2000 amounted to $1,447,430.

     As of August 30, 2000, the parties agreed in principle to a Third Amendment and Extension Agreement under which repayment of $1,150,000 principal amount was extended to April 1, 2001 and $100,000 will be converted into equity of PICK Sat by Fulaij. The interest rate was reduced from 13% to 10% per annum. Repayment of the loan will be made on a monthly basis until repaid in full on April 1, 2001. Until the loans are repaid, PICK and PICK Sat agreed to certain negative covenants including the payment of dividends to PICK cannot exceed $200,000 in the aggregate; not greater than l5% of PICK Sat's projected debt may be paid or incurred; and the companies cannot enter into certain mergers or sales of assets. The lenders were granted the right to elect either two members of PICK Sat's Board of Directors or two observers to the Board. Subject to a proposed recapitalization of PICK Sat, the lenders were granted warrants to purchase an aggregate of 15,000 shares of PICK Sat's common stock at the lesser of $5.00 per share or 50% of the price paid by new investors at the time of PICK Sat's initial public offering on or before March 1, 2001.

In March 1999, the board of directors authorized the issuance of 2,000,000 shares of Series B convertible preferred stock. The Series B convertible preferred stock has a stated par value of $.001 per share and 1,871,000 shares were issued, convertible into 1,871,000 shares of the Company's common stock at the rate of $1.00 per share. As of June 30, 2000, 1,476,000 shares of Series B convertible preferred stock had been converted into common stock.

In April 1999, the board of directors authorized the issuance of 500,000 shares of Series D convertible preferred stock. The Series D convertible preferred stock has a stated par value of $.001 per share and was initially convertible into 1,190,500 shares of the Company's common stock at the rate of $4.20 per share. As of December 31, 1999, the Company had sold an aggregate of 466,000 shares of Series D convertible preferred stock for $4,660,000 prior to the payment of $459,750 of preferred stock placement costs. In addition, the Company issued an aggregate of 700,000 common stock purchase warrants in connection with the sale of Series D convertible preferred stock. Each Warrant is exercisable at $6.30 per share of common stock for a two-year period. On July 15, 1999, the Company sold 34,000 shares of Series D convertible preferred stock for $340,000 to Diego Leiva, chairman of the board. The purchase is evidenced by a recourse promissory note secured by a pledge of the securities. Mr. Leiva has agreed to return the 34,000 shares of Series D Preferred Stock and accompanying warrants to the Company for cancellation. In January 2000, the conversion rate was adjusted so that the preferred stock converts into common stock at $2.00 per share. As of June 30, 2000, $3,160,000 principal amount of Series D Convertible Preferred Stock had been converted into 952,738 shares of common stock. The remaining $1,500,000 principal amount (exclusive of Mr. Leiva's $340,000 of preferred stock) of Series D Convertible Preferred Stock, is convertible into 750,000 shares of Common Stock, subject to adjustment.

At December 31, 1999, we also recorded a beneficial dividend of $25,170,000 associated with the issuance of preferred stock. This charge did not use any cash of the Company.

Material Changes in Cash Flows

Cash increased during the six months ended June 30, 2000, by $164,198. This increase is attributable to a decrease in net cash used in operating activities of $1,385,930 and investing activities of $194,404. This is offset by increases in cash provided by financing activities of $1,744,532.

Cash Flows from Operating Activities

Operating activities used $1,385,930 in cash for the six months ended June 30 2000, compared with a use of $4,718,729 for the six months ended June 30, 1999. Cash flows from operating activities consists primarily of a net loss of $3,861,080 for the six months ended June 30, 2000, compared with a net loss of $53,591,454 for the six months ended June 30, 1999. Net cash flow from operating activities also reflected a $736,586 decrease in long-term liabilities for discontinued operations and a $873,525 increase in current liabilities from discontinued operations, whereas there were no discontinued operations during the six months ended June 30, 1999.

Cash Flows from Investing Activities

The Company's capital expenditures of $194,404 for the six months ended June 30, 2000 decreased from the six months ended June 30, 1999 of $1,213,408. This decrease is attributable primarily to the Company's development of the satellite-based Internet access, interactive multimedia structures for its PICK Sat subsidiary during 1999.

Cash Flows from Financing Activities

During the six months ended June 30, 2000, the Company had net cash provided by financing activities of approximately $1,744,500, as compared to $6,381,000 for the six months ended June 30, 1999. The proceeds are primarily from the issuance of PICK Sat's equity and funds advanced on third-party debt during the six months ended June 30, 2000 for $1,205,295 and $559,430, respectively. The proceeds were primarily from the issuance of the Series B and Series D preferred stock and funds advanced on third-party debt during the six months ended June 30, 1999.

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

Part II  Other Information

Item 1 - Legal Proceedings:

During the quarter ended June 30, 2000, there were no material changes in the Company's previously reported legal proceeding in its Annual Report on Form 10-K for December 31, 1999, except as follows:

     The Company was advised by the American Arbitration Association on August 14, 2000, that the arbitration proceedings brought by L.D. Exchange.com, Inc., a vendor of PICK Net, Inc. had been withdrawn.

     In September 2000 the Company agreed to settle the lawsuit brought by Telecom Management Resources, Inc., a vendor of PICK Net, against the Company and PICK Net in the Superior Court of New Jersey, Law Division, Hudson County, however, no agreement has been executed.

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


                                                  PICK COMMUNICATIONS CORP.


Dated: October 13, 2000                          By: /s/ Helge Bornmann
                                                  -------------------
                                                  Helge Bornmann,
                                                  Chairman of the Board
                                                  and Chief Executive
                                                  Officer (Principal
                                                  Executive Officer and
                                                  Principal Financial Officer)