Form 10-Q/A
period 2000-06-30
PICK COMMUNICATIONS CORP
filed 2000-10-16
CIK 1006282

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A


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


                              Index to Form 10-Q/A

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
==================================================================================================================================


                                  See Notes to Consolidated Financial Statements

PICK COMMUNICATIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                                  FOR THE THREE MONTHS
                                                                                      ENDED JUNE 30,
                                                                                  2000               1999
                                                                             --------------------------------

Costs and expenses:
  Selling, general and administrative                                        $  1,454,582        $   972,608
  Depreciation and amortization                                                    47,633             27,736
                                                                             --------------------------------
Operating loss                                                                  1,502,216          1,000,344

Other expense:
  Interest expense                                                                734,800            150,604
  Settlement of third party debts                                                       -                  -
                                                                             --------------------------------
Total other expense                                                               734,800            150,604
                                                                             --------------------------------

Loss from continuing operations before minority interest in loss of
 consolidated subsidiaries and discontinued operations                          2,237,015          1,150,948
                                                                             --------------------------------

Minority interest in loss of consolidated subsidiaries                            (25,954)                 -

                                                                             --------------------------------
Loss from continuing operations                                                 2,211,061          1,150,948
                                                                             --------------------------------

Discontinued operations:
Loss from discontinued operations                                                  84,648          2,015,551
Loss on disposal of discontinued operations and related costs                           -         47,108,711
                                                                             --------------------------------
Total loss from discontinued operations                                            84,648         49,124,262
                                                                             --------------------------------

Net loss                                                                        2,295,709         50,275,210

Beneficial conversion feature of preferred stock                                        -         21,600,000

                                                                             --------------------------------
Net loss applicable to common stock                                          $  2,295,709        $71,875,210
                                                                             ================================

Loss from continuing operations and beneficial conversion
 feature of preferred stock per common share - basic and diluted                    $0.21             $ 4.94
                                                                             ================================

Loss from discontinued operations per common share - basic and diluted              $0.01             $10.67
                                                                             ================================

Net loss applicable to common share - basic and diluted                             $0.22             $15.62
                                                                             ================================

Weighted-average shares outstanding - basic and diluted                        10,402,726          4,602,698
                                                                             ================================


(RESTUBBED TABLE)

                                                                                     FOR THE SIX MONTHS
                                                                                        ENDED JUNE 30,
                                                                                   2000             1999
                                                                                ----------------------------

Costs and expenses:
  Selling, general and administrative                                           $2,329,604       $ 1,445,676
  Depreciation and amortization                                                     96,116            42,310
                                                                                ----------------------------
Operating loss                                                                   2,425,720         1,487,986

Other expense:
  Interest expense                                                               1,305,732           630,027
  Settlement of third party debts                                                 (293,977)                -
                                                                                ----------------------------
Total other expense                                                              1,011,755           630,027
                                                                                ----------------------------

Loss from continuing operations before minority interest in loss of
 consolidated subsidiaries and discontinued operations                           3,437,475         2,118,013
                                                                                ----------------------------

Minority interest in loss of consolidated subsidiaries                             (25,954)                -

                                                                                ----------------------------
Loss from continuing operations                                                  3,411,521         2,118,013

Discontinued operations:
Loss from discontinued operations                                                  449,559         4,364,730
Loss on disposal of discontinued operations and related costs                            -        47,108,711
                                                                                ----------------------------
Total loss from discontinued operations                                            449,559        51,473,441

Net loss                                                                         3,861,080        53,591,454

Beneficial conversion feature of preferred stock                                         -        25,170,000

                                                                                ----------------------------
Net loss applicable to common stock                                             $3,861,080       $78,761,454
                                                                                ============================

Loss from continuing operations and beneficial conversion
 feature of preferred stock per common share - basic and diluted                     $0.34            $ 6.37
                                                                                ============================

Loss from discontinued operations per common share - basic and diluted               $0.05            $12.02
                                                                                ============================

Net loss applicable to common share - basic and diluted                              $0.39            $18.39
                                                                                ============================

Weighted-average shares outstanding - basic and diluted                          9,977,728         4,281,860
                                                                                ============================



                                  See Notes to Consolidated Financial Statements

                   PICK COMMUNICATIONS CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                   (UNAUDITED)




                                                                    Series B Preferred Stock     Series D Preferred Stock
                                                                    -------------------------------------------------------------
                                                                    Shares         Amount          Shares          Amount
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                                         930,000       $930,000         260,500      $2,605,000

Issuance of common stock for services                                      -              -               -               -
Issuance of common stock in connection of old debt                         -              -               -               -
Conversion of common stock from preferred stock                     (535,000)      (535,000)        (76,500)       (765,000)
Issuance of common stock upon exercise of options and warrants
Net loss                                                                   -              -               -               -

                                                                  ---------------------------------------------------------------
Balance at June 30, 2000                                             395,000       $395,000         184,000      $1,840,000
                                                                  ===============================================================


(RESTUBBED TABLE)



                                                                         Common Stock            Additional       Options
                                                                  ---------------------------     Paid-in           and
                                                                    Shares         Amount         Capital         Warrants
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                                       8,919,881       $ 89,234     $79,746,228      $2,720,071

Issuance of common stock for services                                200,000          2,000         198,000
Issuance of common stock in connection of old debt                    50,000            500            (500)
Conversion of common stock from preferred stock                      917,500          9,175       1,290,825
Issuance of common stock upon exercise of options and warrants       432,038          4,320          (4,320)
Net loss                                                                   -              -               -               -

                                                                 -----------------------------------------------------------
Balance at June 30, 2000                                          10,519,419       $105,229     $81,230,233      $2,720,071
                                                                 ===========================================================


(RESTUBBED TABLE)



                                                                                                    Accumulated
                                                                                                       Other
                                                                     Stock           Treasury      Comprehensive     Accumulated
                                                                   Subscriptions      Stock            Income          Deficit
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
                                                                 ===================================================================

(RESTUBBED TABLE)




                                                                   Shareholders'
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
                                                                 ==============

                                  See Notes to Consolidated Financial Statements

                   PICK COMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



Six months ended June 30,                                                              2000            1999
---------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net loss                                                                            (3,861,080)    (53,591,454)
Adjustments to reconcile net loss to net cash used in operating activities:
  Stock, options and warrants issued for compensation or services                      200,000       4,722,339
  Loss on disposal of discontinued operations and related costs                             --      41,636,097
  Depreciation and amortization                                                         96,116          42,310
  Minority interest in loss of consolidated subsidiaries                               (25,954)             --
  Bad debt expense                                                                      64,099              --
  Changes in operating assets and liabilities:
    Increase (decrease) in prepaid expenses and other current assets                    21,990         (82,730)
    Decrease in current assets from discontinued operations                            288,941         950,140
    Increase in security deposits                                                      (39,061)        (88,204)
    (Increase) decrease in long-term assets from discontinued operations                 3,884         (53,931)
    Increase in accounts payable and accrued expenses                                1,728,196       1,124,558
    Increase in current liabilities from discontinued operations                       873,525         622,146
    Decrease in long-term liabilities from discontinued operations                    (736,586)             --

---------------------------------------------------------------------------------------------------------------
     Net cash used in operating activities                                          (1,385,930)     (4,718,729)
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
Cash flows used in investing activity - purchase of property and equipment            (194,404)     (1,213,408)
---------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Funds advanced on third-party debt, net of cash placement costs                     559,430              --
   Proceeds from subsidiary's new investor                                           1,205,295              --
   Proceeds from issuance of Series B preferred stock                                       --       1,821,000
   Proceeds from issuance of Series D preferred stock                                       --       4,660,000
   Proceeds from stock subscription                                                         --           5,000
   Payment of preferred stock issuance cost                                                 --         (85,000)
   Payment on third-party debt                                                              --         (20,000)
   Decrease in cash overdraft                                                          (20,193)             --
---------------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                                       1,744,532       6,381,000
---------------------------------------------------------------------------------------------------------------

Net increase in cash                                                                   164,198         448,863

Cash at beginning of period                                                                 --          17,052
---------------------------------------------------------------------------------------------------------------
Cash at end of period                                                             $    164,198    $    465,915
===============================================================================================================
Supplemental disclosure of cash flow information:
Cash paid during the period for interest from:
  Continuning operations                                                          $     38,417    $         --
===============================================================================================================

  Discontinued operations                                                         $         --    $     76,912
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

On March 27, 2000, Telecom Management Resources, Inc. (as successor to International Career Information, Inc.), a vendor of PICK Net, commenced a lawsuit against the Company and PICK Net in the Superior Court of New Jersey, Law Division, Hudson County. The complaint involved the alleged non-payment of $58,220 under a Facilities Management Service Agreement and $50,400 for additional payments under an acceleration provision plus interest. The Company answered and denied the charges and raised affirmative defenses including the fact that the liability was assigned to PICK Net with the consent of the plaintiff and then PICK Net was sold. The parties have reached an agreement in principle which had been properly recorded for at June 30, 2000 to settle the lawsuit; however no agreement has been signed to date.

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