Form 10-Q
period 2000-09-30
PICK COMMUNICATIONS CORP
filed 2000-11-22
CIK 1006282

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED SEPTEMBER 30, 2000

OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from  _______________ to ___________________

Commission file number 0-27604

                            PICK Communications Corp.
                       -----------------------------------
           (Exact name of the registrant as specified in its charter)

               NEVADA                                      75-2107261
   (State or other jurisdiction of                     (I.R.S. employer
   Incorporation or Organization)                      identification no.)

5225-55 N.W. 87th Avenue, First Floor                         33178
(Address of principal executive offices)                    (Zip Code)

Registrant's Telephone number, including area code: (305) 717-1500

Indicate by check mark whether the registrant (1) has filed reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

As of November 20, 2000, the Registrant had 10,642,969 shares of Common Stock, $.01 par value, outstanding.

                               Index to Form 10-Q


                                                                                                         Page Number
                                                                                                         -----------

PART I       Financial Information

Item 1.      Financial Statements

             Consolidated Balance Sheet as at September 30, 2000 (Unaudited) and
             December 31, 1999.................................................................                3

             Consolidated  Statement of Operations for the three-month and nine month
             periods ended September 30, 2000 and 1999 (Unaudited).............................                4

             Consolidated Statement of Stockholders' Deficiency for the nine-month period
             ended September 30, 2000 (Unaudited)..............................................                5

             Consolidated Statement of Cash Flows for the
             nine-month periods ended September 30, 2000 and 1999 (Unaudited)..................                6

             Notes to Consolidated Financial Statements........................................             7-16

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations.........................................................            17-21

Part II.     Other Information.................................................................               22

Item 1.      Legal Proceedings.................................................................               22

Item 2.      Changes in Securities.............................................................               22

Item 6.      Exhibits and Reports on Form 8-K..................................................               22

             Signatures........................................................................               23



This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding expected future revenues and expenses. Forward-looking statements relate to plans and expectations of the Company and are subject to risks and uncertainties, including the Company's ability to implement its new business plan and strategy and launch its PICK Sat services, the Company's need for additional funding, the repayment of substantial short-term and long-term indebtedness, contingent liabilities of the Company on its discontinued operations, significant and continuing losses, dependence on a limited number of customers, dependence on the Internet, the timely development and acceptance of new products in a constantly evolving Internet industry, the impact of competitive products and pricing, government regulations and other risks detailed from time to time in the Company's SEC reports.

                   PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET



                                                                                    September 30,           December 31,
                                                                                         2000                     1999
                                                                                    --------------          -------------
ASSETS

Current Assets:
  Prepaid expenses and other current assets                                        $     242,919            $     176,455
  Current assets from discontinued operations                                             36,279                  325,220
                                                                                   --------------           --------------
      Total current assets                                                               279,198                  501,675
                                                                                   --------------           --------------

Property and Equipment - at cost, net of accumulated depreciation
 of $414,669 and $214,527, respectively                                                5,997,149                4,434,970
                                                                                   --------------           --------------

Other Assets:
  Security deposits                                                                      398,004                  261,796
  Deferred income tax asset, net of valuation allowance of $32,092,000
   and $30,509,000, respectively                                                             -                          -
  Long-term assets from discontinued operations                                        2,064,510                2,068,394
                                                                                   --------------           --------------
      Total other assets                                                               2,462,514                2,330,190
                                                                                   --------------           --------------
      Total Assets                                                                 $   8,738,861            $   7,266,835
                                                                                   ==============           ==============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
  Cash overdraft                                                                   $     550,507            $      20,193
  Current portion of debt                                                              1,447,430                  888,000
  Accounts payable and accrued expenses                                               11,262,908                8,624,883
  Current liabilities from discontinued operations                                    11,761,446               10,965,614
                                                                                   --------------           --------------
      Total current liabilities                                                       25,022,291               20,498,690

Debt, less current portion                                                             9,880,000                9,880,000
Long-term Liabilities from Discontinued Operations                                           -                    736,586
                                                                                   --------------           --------------
      Total liabilities                                                               34,902,291               31,115,276
                                                                                   --------------           --------------

Commitments and Contingencies

Stockholders' Deficiency:
  Preferred stock - $.001 par value; authorized 10,000,000 shares; 2,000,000 shares designated as Series B convertible preferred stock, aggregate liquidation value - $1,871,000, issued 1,871,000 shares; 395,000 shares and
   930,000 shares outstanding, respectively                                              395,000                  930,000
  500,000 shares designated as Series D convertible preferred stock, aggregate liquidation value - $4,660,000, issued 500,000 shares; 184,000 shares and
   260,500 shares outstanding, respectively                                            1,840,000                2,605,000
  Common stock - $.01 par value; authorized 100,000,000 shares,
   issued 10,642,969 and 8,919,881 shares, respectively                                  106,465                   89,234
  Additional paid-in capital                                                          88,409,574               79,746,228
  Options and warrants                                                                 2,720,071                2,720,071
  Subscription receivable                                                               (340,000)                (340,000)
  Treasury stock, at cost, 3,550 shares                                                  (11,978)                 (11,978)
  Accumulated Other Comprehensive Income                                                   1,482                    1,482
  Accumulated deficit                                                               (119,284,044)            (109,588,478)
                                                                                   --------------           --------------
      Stockholders' deficiency                                                       (26,163,430)             (23,848,441)
                                                                                   --------------           --------------
      Total Liabilities and Stockholders' Deficiency                               $   8,738,861            $   7,266,835
                                                                                   ==============           ==============


                 See Notes to Consolidated Financial Statements

                   PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                                                 FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                                                                 ENDED SEPTEMEBR 30,          ENDED SEPTEMBER 30,
                                                                                 --------------------         -------------------
                                                                                 2000            1999          2000         1999
                                                                                 ----            ----          ----         ----
 Costs and expenses:
   Selling, general and administrative                                       $ 2,088,518     $  (155,060)  $ 4,392,168  $ 1,920,643
   Non-cash consulting and compensation charges                                2,973,877              --     2,973,877           --
   Depreciation and amortization                                                 104,027          25,883       200,143       68,193
                                                                             ------------    ------------  ------------ ------------
   Operating loss (income)                                                     5,166,422        (129,177)    7,566,188    1,988,836

   Other expense:
   Interest expense                                                              713,303              --     2,019,035           --
   Settlement of third party debts                                                    --              --      (293,977)          --
                                                                             ------------    ------------  ------------ ------------
   Total other expense                                                           713,303              --     1,725,058           --
                                                                             ------------    ------------  ------------ ------------

 Loss (income) from continuing operations before discontinued operations       5,879,725        (129,177)    9,291,246    1,988,836
                                                                             ------------    ------------  ------------ ------------
 Discontinued operations:
 Settlement of third parties debts                                               (45,239)             --       (45,239)          --
 Loss from discontinued operations                                                    --       2,004,682       449,559    6,369,412
 Loss on disposal of discontinued operations and related costs                        --              --            --   47,108,711
                                                                             ------------    ------------  ------------ ------------
  Total loss (income) from discontinued operations                               (45,239)      2,004,682       404,320   53,478,123

 Net loss                                                                      5,834,486       1,875,505     9,695,566   55,466,959

Beneficial conversion feature of preferred stock                                      --              --                 25,170,000
                                                                             ------------    ------------  ------------ ------------

Net loss applicable to common stock                                          $ 5,834,486     $ 1,875,505   $ 9,695,566  $80,636,959
                                                                             ============    ============  ============ ============
Loss (income) from continuing operations and beneficial conversion
  feature of preferred stock per common share-basic and diluted              $      0.56     $     (0.03)  $      0.91  $      6.29
                                                                             ============    ============  ============ ============

Loss (income) from discontinued operations per common share-
  basic and diluted                                                          $     (0.01)    $      0.46   $      0.04  $     12.37
                                                                             ============    ============  ============ ============

Net loss applicable to common share-basic and diluted                        $      0.55     $      0.43   $      0.95  $     18.66
                                                                             ============    ============  ============ ============

Weighted-average shares outstanding-basic and diluted                         10,588,832       4,402,698    10,186,905    4,322,139
                                                                             ============    ============  ============ ============


                 See Notes to Consolidated Financial Statements

                   PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
               FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)




                                                                                                                    Shares to be
                                                          Series B             Series D                               issued -
                                                      Preferred Stock       Preferred Stock        Common Stock     Common Stock
                                                    ------------------    -----------------      -----------------  ---------------
                                                    Shares      Amount    Shares     Amount      Shares     Amount   Shares   Amount
                                                    ------      ------    ------     ------      ------     ------   ------   ------
Balance at January 1, 2000                         930,000    $ 930,000  260,500   $2,605,000   8,919,881  $ 89,234     --    $   --
                                                  =========   ========== ========  =========== ==========  =========  =====   ======

Issuance of common stock for services                   --           --       --           --     200,000     2,000     --        --
Issuance of options and warrants for
  services                                              --           --       --           --          --        --     --        --
Issuance of subsidiary's options and warrants
  for services                                          --           --       --           --          --        --     --        --
Issuance of subsidiary's common stock to new
  investors                                             --           --       --           --          --        --     --        --
Issuance of common stock in connection of
  old debt                                              --           --       --           --      50,000       500     --        --
Conversion of common stock from preferred
  stock                                           (535,000)    (535,000) (76,500)    (765,000)    917,500     9,175     --        --
Issuance of common stock upon exercise of
  options and warrants                                                                            555,588     5,556     --        --
Net loss                                                --           --       --           --          --        --     --        --

                                                  ---------   ---------- --------  ----------- ----------  ---------  -----   ------
Balance at September 30, 2000                      395,000    $ 395,000  184,000   $1,840,000  10,642,969  $106,465     --    $   --
                                                  =========   ========== ========  =========== ==========  =========  =====   ======



                                                                                            Accumulated
                                                                                               Other
                                             Additional    Options                          Comprehensive                 Total
                                               Paid-in       and        Stock     Treasury     Income     Accumulated  Shareholders'
                                               Capital    Warrants  Subscriptions   Stock      (Loss)       Deficit     Deficiency
                                            ------------ ---------- -------------  -------- ------------ ------------ -----------
Balance at December 31, 1999                $79,746,228  $2,720,071  $(340,000)   $(11,978)    $1,482   $(109,588,478  $(23,848,441)
                                            ============ ==========  ==========   =========    =======  =============  ============
Issuance of common stock for services           198,000         --          --          --         --              --       200,000
Issuance of options and warrants for
  services                                      511,761         --          --          --         --              --       511,761
Issuance of subsidiary's options and
  warrants for services                       2,462,116         --          --          --         --              --     2,462,116
Issuance of subsidiary's common stock
  to new investors                            4,206,700         --          --          --         --              --     4,206,700
Issuance of common stock in connection of
  old debt                                         (500)        --          --          --         --              --            --
Conversion of common stock from preferred
  stock                                       1,290,825         --          --          --         --              --            --
Issuance of common stock upon exercise of
  options and warrants                           (5,556)        --          --          --         --              --            --
Net loss                                             --         --          --          --         --      (9,695,566)   (9,695,566)
                                            ------------ ----------  ----------   ---------    -------  -------------  -------------
Balance at September 30, 2000               $88,409,574  $2,720,071  $(340,000)   $(11,978)    $1,482   $(119,284,044) $(26,163,430)
                                            ============ ==========  ==========   =========    =======  =============  ============



                 See Notes to Consolidated Financial Statements

                   PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                              Nine months ended September 30,
                                                                                             ---------------------------------
                                                                                             2000                        1999
                                                                                             ----                        ----
Cash flows from operating activities:
Net loss                                                                                 $ (9,695,566)             $ (55,466,959)
Adjustments to reconcile net loss to net cash used in operating activities:
  Stock, options and warrants issued for compensation or services                             711,761                  4,762,266
  Options and warrants issued by subsidiary for consulting and compensation charges         2,462,116                         --
  Loss on disposal of discontinued operations and related costs                                    --                 41,636,097
  Depreciation and amortization                                                               200,143                     68,193
  Bad debt expense                                                                             64,099                         --
  Changes in operating assets and liabilities:
    Increase in prepaid expenses and other current assets                                    (146,234)                   (78,630)
    Decrease in current assets from discontinued operations                                   288,941                  1,000,950
    Increase in security deposits                                                            (136,208)                   (17,927)
    Decrease (increase) in long-term assets from discontinued operations                        3,884                   (265,313)
    Increase in accounts payable and accrued expenses                                       2,638,025                  4,150,469
    Decrease in other current liabilities                                                          --                 (1,000,000)
    Increase in current liabilities from discontinued operations                              795,832                    228,808
    Decrease in long-term liabilities from discontinued operations                           (736,586)                        --
                                                                                         -------------             --------------
       Net cash used in operating activities                                               (3,549,793)                (4,982,046)
                                                                                         -------------             --------------
Cash flows used in investing activity--purchase of property and equipment                  (1,746,651)                (1,293,583)
                                                                                         -------------             --------------
Cash flows from financing activities:
  Funds advanced on third-party debt, net of cash placement costs                             559,430                         --
  Proceeds from subsidiary's new investors                                                  4,206,700                         --
  Proceeds from issuance of Series B preferred stock                                               --                  1,821,000
  Proceeds from issuance of Series D preferred stock                                               --                  4,660,000
  Proceeds from stock subscription                                                                 --                      5,000
  Payment of preferred stock issuance cost                                                         --                    (85,000)
  Payment on third-party debt                                                                      --                    (20,000)
  Increase in book overdraft                                                                  530,314                         --
                                                                                         -------------             --------------
       Net cash provided by financing activities                                            5,296,444                  6,381,000
                                                                                         -------------             --------------
Net increase in cash                                                                               --                    105,371

Cash at beginning of period                                                                        --                     17,052
                                                                                         -------------             --------------
Cash at end of period                                                                    $         --              $     122,423
                                                                                         =============             ==============
Supplemental disclosure of cash flow information:
Cash paid during the period for interest from:
  Continuing operations                                                                  $     38,417              $          --
                                                                                         =============             ==============
  Discontinued operations                                                                $         --              $      76,912
                                                                                         =============             ==============


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

Revenue from PICK Sat will be derived from monthly fees charged based upon the type of usage and bandwidth contracted for, while sales from POL will be derived from subscribers ratably over the contract period. For the nine-months ended September 30, 2000, both PICK Sat and POL had no revenue and no customers. Revenue from the discontinued operations are recognized at the time that the service is provided, for long-distance time, as reported by the electronic switching devices, and for prepaid calling cards as the card is used.

For comparability, certain 1999 amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2000.

Effective July 26, 1999, the Company's board of directors authorized a 1-for-10 reverse split of its common stock. All share and per-share amounts in these consolidated financial statements have been restated to give effect to this reverse stock split.

2. PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets consist of the following:


                                               September 30,        December 31,
                                                   2000                1999
--------------------------------------------------------------------------------
                                               (Unaudited)

Sundry receivable                               $ 35,472            $  3,100
Computer equipment for resale                     24,750              58,159
Prepaid expenses                                  58,017              61,851
Advances and other current assets                124,680              53,345
--------------------------------------------------------------------------------
                                                $242,919            $176,455
================================================================================

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     (UNAUDITED)
--------------------------------------------------------------------------------
3. PROPERTY AND EQUIPMENT:


Property and equipment, at cost, consists of the following:


                                         September 30,    December 31,       Estimated
                                             2000            1999           Useful Life
-------------------------------------------------------------------------------------------
                                         (Unaudited)
Property, equipment and software         $1,744,571      $  567,543        3 and 5 years
Asset development/
 installation-in-process                  4,667,247       4,081,954
-------------------------------------------------------------------------------------------

                                          6,411,818       4,649,497
Less accumulated depreciation
 and amortization                           414,669         214,527
-------------------------------------------------------------------------------------------
                                         $5,997,149      $4,434,970
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

                                             September 30,       December 31,
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

(c) On November 3, 1999, PICK Sat entered into a 120-day revolver for $500,000 (the "Revolver") from Tri-Links Investment Trust ("Tri-Links"). At December 31, 1999, PICK Sat borrowed $412,000 under the Revolver which bears interest at 13% per annum, increasing to 15% per annum upon default and payment of which is guaranteed by PICK. Tri-Links was granted a security interest in substantially all of PICK Sat's assets which was initially subordinated to ATN and then made pari passu and equal in priority as of April 2000. The Revolver came due on March 3, 2000 and was extended until May 3, 2000. In addition, on January 26, 2000, Tri-Links, PICK, PICK Sat and Group Technology for Scientific Equipment and Supplies and Salah Khalid Al Fulaij ("Fulaij") entered into an Amendment Agreement which was amended again in March 2000, whereby the commitment under the Revolver was increased. The loan payable balance at September 30, 2000 amounted to $1,447,430 plus accrued interest.

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


5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

   Accounts payable and accrued expenses consist of the following:

                                                   September 30,    December 31,
                                                       2000             1999
--------------------------------------------------------------------------------
                                                   (Unaudited)
Accounts payable - operating                       $ 1,844,703      $2,323,613
Accrued expenses - operating                         5,389,241       2,272,306
Accrued expenses - for equipment                     1,066,000       1,066,000
Accrued expenses - settlement reserves               2,962,964       2,962,964
          (see Note 8)
--------------------------------------------------------------------------------
                                                   $11,262,908      $8,624,883
================================================================================

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

6. PREFERRED STOCK:

In March 1999, the board of directors authorized the issuance of 2,000,000 shares of Series B convertible preferred stock. The Series B convertible preferred stock has a stated par value of $.001 per share and 1,821,000 shares were issued at $1.00 per share, convertible into 1,821,000 shares of the Company's common stock at the rate of $1.00 per share. An additional 50,000 shares were issued (valued at $50,000) for professional services provided to the Company. There was a placement cost of $85,000 related to the issuance of Series B and the amount was paid in full during 1999. Through September 30, 2000, an aggregate of 1,476,000 shares of Series B convertible preferred stock have been converted into 1,476,000 shares of common stock.

In April 1999, the board of directors authorized the issuance of 500,000 shares of Series D convertible preferred stock. The Series D convertible preferred stock has a stated par value of $.001 per share and was initially convertible into 1,190,500 shares of the Company's common stock at the rate of $4.20 per share. As of December 31, 1999, the Company had sold an aggregate of 466,000 shares of Series D convertible preferred stock for $4,660,000 prior to the payment of $459,750 of preferred stock placement costs. This $459,750 placement costs has been recorded in the additional paid in capital account. In addition, the Company issued an aggregate of 700,000 common stock purchase warrants in connection with the sale of Series D convertible preferred stock. Each warrant, as adjusted, is exercisable at $6.30 per share of common stock for a two-year period for an aggregate of 70,000 shares. On July 15, 1999, the Company sold 34,000 shares of Series D convertible preferred stock for $340,000 to Diego Leiva, then chairman of the board. The purchase is evidenced by a recourse promissory note secured by a pledge of the securities. Mr. Leiva has agreed to return all of such Series D Preferred Stock and Warrants to the Company, which will cancel his promissory note. In January 2000, the conversion rate was adjusted so that the preferred stock converts into common stock at $2.00 per share. Through September 30, 2000, an aggregate of $3,160,000 of the principal amount of Series D convertible preferred stock had been converted into 952,738 shares of common stock.

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

Operating results of discontinued telecommunications and prepaid calling card business are as follows:

Nine-month period ended September 30,          2000                  1999
--------------------------------------------------------------------------------
                                           (Unaudited)           (Unaudited)
Sales of long-distance services             $ 168,598            $ 3,189,577
Sales of prepaid calling cards                     --              2,192,812
--------------------------------------------------------------------------------
Net sales                                     168,598              5,382,389
--------------------------------------------------------------------------------

Cost of sales                                 328,864              7,602,906
Selling, general and administrative            37,411              1,332,103
Depreciation and amortization                  18,587                348,005
Bad debt expense                               64,099                 27,832

--------------------------------------------------------------------------------
Total costs and expenses                      448,961              9,310,846
--------------------------------------------------------------------------------

Loss before amortization of debt placement
 expenses and interest expense               (280,363)            (3,928,457)

Amortization of debt placement
 expenses and interest expense                123,957              2,440,955

--------------------------------------------------------------------------------
Loss from discontinued operations           $(404,320)          $ (6,369,412)
================================================================================

                                                                     (continued)

Assets and liabilities of discontinued telecommunications and prepaid calling card business are as follows:

                                           September 30,          December 31,
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

-------------------------------------------------------------------------------

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                                          September 30,            December 31,
                                              2000                    1999
--------------------------------------------------------------------------------
                                          (Unaudited)
Current Liabilities:
  Current portion of debt (a)(b)(c)      $ 4,626,986             $  3,814,244
  Current portion of other debt            1,018,578                  306,130
  Accounts payable and accrued
   expenses                                6,086,262                6,815,620
  Deferred revenue - prepaid
   calling cards                              29,620                   29,620

--------------------------------------------------------------------------------
Current Liabilities from
Discontinued Operations                   11,761,446               10,965,614
--------------------------------------------------------------------------------

Long-term Liabilities from Discontinued
 Operations - less current portion                --                  736,586

--------------------------------------------------------------------------------
        Net Liabilities of Discontinued
         Operations                      $ 9,660,657             $  9,308,586
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

(b) As of September 30, 2000, PICK Net has received from an affiliate of the buyer of PICK Net approximately $283,000.

(c) PICK Net has promissory notes with ATN in the aggregate amount of $2,119,424 (including $476,000 principal amount plus accrued interest assumed for PICK Sat's balance by PICK Net's buyer on the date of sale, January 18, 2000) at September 30, 2000, which bear interest at prime plus 2% (11.5% at September 30, 2000). These promissory notes were entered into in connection with the sales of PICK Net as described in the stock purchase agreement dated September 13, 1999. The promissory notes became due and payable on February 4, 2000 and have not been paid (see Note 4).


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

On March 27, 2000, Telecom Management Resources, Inc. (as successor to International Career Information, Inc.), a vendor of PICK Net, commenced a lawsuit against the Company and PICK Net in the Superior Court of New Jersey, Law Division, Hudson County. The complaint involved the alleged non-payment of $58,220 under a Facilities Management Service Agreement and $50,400 for additional payments under an acceleration provision plus interest. The Company answered and denied the charges and raised affirmative defenses including the fact that the liability was assigned to PICK Net with the consent of the plaintiff and then PICK Net was sold. The parties have reached an agreement in principle which had been properly recorded for at September 30, 2000 to settle the lawsuit; however no agreement has been signed to date.

On April 14, 2000, Teleglobe USA, Inc. threatened litigation to recover $900,812.20, plus interest, from the Company. The Company believes that its former subsidiary, PickNet, Inc., is the obligor, and so informed Teleglobe USA, Inc. by letter dated May 18, 2000. To our knowledge, no litigation involving the Company has commenced. At the present time, the outcome of this threatened litigation cannot be predicted.

9. GOING CONCERN MATTERS:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred substantial recurring losses from operations, has a net capital deficiency in the amount of approximately $26,163,000 and has a working capital deficiency of approximately $24,743,000 at September 30, 2000 that raise substantial doubt about its ability to continue as a going concern. In addition, the Company had negative cash flow from operations for the nine-month periods ended September 30, 2000 and 1999, and for the years ended December 31, 1999, 1998 and 1997.

Significant short-term obligations exist including the payments of the settlements with Worldcom and AT&T in the amounts of $1,256,622 and $1,376,447, respectively (see Note 8) plus accrued interest. Additionally, payment of loans to various creditors plus accrued interest at September 30, 2000 cannot be met through cash flows from operations. Without the Company's ability to extend the payout terms of the aforementioned liabilities or obtain additional long-term financing, as well as increasing revenue and/or decreasing expenses, the Company will be unable to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability of assets or the classifications of liabilities should the Company be unable to continue as a going concern.

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


10. OTHER MATTERS:

In April 2000, a group of investors from Europe and the Middle East committed an aggregate of $10,000,000 to PICK Sat (the "PICK Sat Financing"), to occur over a 12-month period. The investors will acquire 20% ownership of PICK Sat and will be issued equity on the basis of 1% for every $500,000 invested. As of September 30, 2000, $4,206,700 had been invested in PICK Sat, and accordingly pursuant to Staff Accounting Bulletin Topic 5H, the Company has recorded the sale of subsidiary stock as an equity transaction in the accompanying financial statements. The initial $500,000 was made as a convertible loan on a pari passu basis with the ATN indebtedness described in Note 4. Additionally, during the period ended September 30, 2000, the Company has granted options, warrants and common stock in the Company and PICK Sat for consulting services and compensation.

On October 15, 2000, PICK Sat issued a promissory note (the "Note") to an investor in the principal amount of $2,000,000 which bears interest at 7.5% per annum. The principal amount and plus accrued interest at 7.5% per annum, is due on October 15, 2001, and may be repaid at any time without penalty. The Note is collateralized by all the assets of PICK Sat.

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

Nine Months Ended September 30, 2000 Compared with September 30, 1999

Revenues:

The Company's continuing operations, PICK Sat, have recently commenced commercial operations and as such have had no revenues for the nine months ended September 30, 2000.

Costs and Expenses:

Selling, general and administrative expenses increased to $4,392,168 for the nine months ended September 30, 2000, from $1,920,643 for the nine months ended September 30, 1999, reflecting an increase of $2,471,525 or approximately 129%. This increase is primarily due to the fact that the PICK Sat is working towards commercialization of its new product line. The Company generated significantly increased expenses for salaries, outside consultants, accounting, marketing, trade shows, legal, international travel and public relations in developing its business. The Company also had increased expenses for preparation of public filings and the negotiation of debt arrangements which were handled primarily by non-employees.

Loss from Operations:

The Company's loss from continuing operations increased from $1,988,836 for the nine months ended September 30, 1999 to $9,291,246 for the nine months ended September 30, 2000, primarily due to the increases in aggregate salaries, outside consultants, selling, general and administrative costs. PICK Sat is still developing its products and offerings and is moving closer to the commercial deployment phase. The Company was without adequate funds during the nine months ended September 30, 2000 to commercialize its PICK Sat operations. In addition, the loss from continuing operations during the nine months ended September 30, 2000 was reduced by $293,977 due to a settlement of an old outstanding accounts payable balance.

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

Loss from discontinued operations decreased from $53,478,123 for the nine months ended September 30, 1999 to $404,320 which was net of $45,239 due to settlement of certained outstanding accounts payable balances for the nine months ended September 30, 2000. The Company operated its subsidiaries for only 18 days during the nine months ended September 30, 2000 before selling the operations, although it had certain ongoing obligations in view of its contingent liabilities which necessitated certain payments.

For the nine months ended September 30, 2000, the Company generated international long distance revenue of $168,598, compared with $3,189,577 for the nine months ended September 30, 1999. The Company had no prepaid telephone calling card revenues for the nine months ended September 30, 2000, compared to $2,192,812 for the nine months ended September 30, 1999. The cost of sales decreased from $7,602,906 for the nine months ended September 30, 1999 to $328,864 for the nine months ended September 30, 2000, as operations were wound down.

Material Changes in Financial Condition from December 31, 1999 to September 30, 2000:

Due to the losses discussed above, the Company's working capital deficit increased from $19,997,015 as of December 31, 1999, to $24,743,093 as of September 30, 2000, an increase in the working capital deficit of $4,746,078, and the stockholders' deficiency increased from $23,848,441 at December 31, 1999 to $26,163,430 at September 30, 2000, an increase in stockholders' deficiency of $2,314,989.

Current assets decreased by $222,477 primarily due to a decrease in current assets from discontinued operations at September 30, 2000. Current liabilities increased by $4,523,601. This increase is largely due to increases in the current portion of debt, in accounts payable and accrued expenses and current liabilities from discontinued operations. However, a substantial portion of current liabilities from discontinued operations were assumed by Lebow and Gulfsat on January 18, 2000, but in February 2000, they defaulted under their agreements.

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

The Company is in need of immediate financing for working capital. In April 2000, a group of investors from Europe and the Middle East committed an aggregate of $10 million to PICK Sat (the "PICK Sat Financing"), to occur over a 12-month period. The investors will acquire 20% ownership of PICK Sat and will be issued equity on the basis of 1% for every $500,000 invested. As of September 30, 2000 and November 1, 2000, $4.2 million, and approximately $5.2 million, respectively, has been invested in PICKSat. The initial $500,000 was made as a convertible loan on a pari passu basis with the Atlantic Tele-Network Inc. ("ATN") indebtedness described below. In addition, on October 15, 2000, PICK Sat issued a promissory note (the "Note") to an investor in the principal amount of $2,000,000 which bears interest at 7.5% per annum. The principal amount plus accrued interest at 7.5% per annum, is due on October 15, 2001, and may be repaid at any time without penalty. The Note is collateralized by all the assets of PICK Sat.

In September, 1999 PICK entered into an option agreement with Atlantic Tele-Network, Inc. ("ATN") to sell them up to 19.9% of the common stock of PICK Sat for $8 million, with an option to acquire an additional 31.1% for an additional $15 million payable in 500,000 shares of ATN common stock or $15 million in cash or ATN common stock, whichever produces the higher value at the time of exercise of the option was exercised in full. PICK Sat obtained interim loans in the principal amount of $476,000 from ATN for the Company and PICK Sat's operating expenses. ATN chose not to exercise the option. In addition, under a credit facility, as of September 30, 2000, one of PICK's former subsidiaries, PICK Net USA, had debt, amounting to $2,119,424 plus accrued interest, which includes the $476,000 principal amount plus accrued interest assumed from PICK Sat's balance by PICK Net's buyer on the date of sale, January 18, 2000. In accordance with the terms of the above loans from ATN, the $476,000 borrowed by PICK Sat and the $1,589,664 borrowed by PICK Net USA, all become due and payable on February 4, 2000 and has not been paid. On January 4, 2000, in consideration with the completion of the sale of the Company's PICK Net subsidiaries to Lebow and Gulfsat, as well as the termination of the PICK Sat option, ATN received five-year warrants to purchase 1 million shares of PICK Common Stock exercisable at $2.00 per share.

On November 3, 1999, PICK Sat obtained a 120 day revolver for $500,000 (the "Revolver") from Tri-Links Investment Trust ("Tri-Links"). PICK Sat borrowed the entire $500,000 under the Revolver which bears interest at 13% per annum, increasing to l5% per annum upon default and payment of which is guaranteed by PICK. Tri-Links was granted a security interest in substantially all of PICK Sat's assets which was initially subordinated to ATN and then made pari passu and equal in priority. The Revolver came due on March 3, 2000 and was extended until May 3, 2000. In addition, on January 26, 2000, Tri-Links, PICK, PICK Sat and Group Technology for Scientific Equipment and Supplies and Salah Khalid Al Fulaij ("Fulaij") entered into an Amendment Agreement which was amended again in March and April 2000, whereby the commitment under the Revolver was increased. The loan payable balance at September 30, 2000 amounted to $1,447,430.

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

In March 1999, the board of directors authorized the issuance of 2,000,000 shares of Series B convertible preferred stock. The Series B convertible preferred stock has a stated par value of $.001 per share and 1,871,000 shares were issued, convertible into 1,871,000 shares of the Company's common stock at the rate of $1.00 per share. As of September 30, 2000, 1,476,000 shares of Series B convertible preferred stock had been converted into common stock.

In April 1999, the board of directors authorized the issuance of 500,000 shares of Series D convertible preferred stock. The Series D convertible preferred stock has a stated par value of $.001 per share and was initially convertible into 1,190,500 shares of the Company's common stock at the rate of $4.20 per share. As of December 31, 1999, the Company had sold an aggregate of 466,000 shares of Series D convertible preferred stock for $4,660,000 prior to the payment of $459,750 of preferred stock placement costs. In addition, the Company issued an aggregate of 700,000 common stock purchase warrants in connection with the sale of Series D convertible preferred stock. Each Warrant is exercisable at

$6.30 per share of common stock for a two-year period. On July 15, 1999, the Company sold 34,000 shares of Series D convertible preferred stock for $340,000 to Diego Leiva, chairman of the board. The purchase is evidenced by a recourse promissory note secured by a pledge of the securities. Mr. Leiva has agreed to return the 34,000 shares of Series D Preferred Stock and accompanying warrants to the Company for cancellation. In January 2000, the conversion rate was adjusted so that the preferred stock converts into common stock at $2.00 per share. As of September 30, 2000, $3,160,000 principal amount of Series D Convertible Preferred Stock had been converted into 952,738 shares of common stock. The remaining $1,500,000 principal amount (exclusive of Mr. Leiva's $340,000 of preferred stock) of Series D Convertible Preferred Stock, is convertible into 750,000 shares of Common Stock, subject to adjustment.

At December 31, 1999, we also recorded a beneficial dividend of $25,170,000 associated with the issuance of preferred stock. This charge did not use any cash of the Company.

Material Changes in Cash Flows

At September 30, 2000, the Company had an overdraft of $530,314 as compared to a cash balance of $122,423 at September 30, 1999.

Cash Flows from Operating Activities

Operating activities used $3,549,793 in cash for the nine months ended
September 30 2000, compared with a use of $4,982,046 for the nine months ended September 30, 1999. Cash flows from operating activities consists primarily of a net loss of $9,695,566 for the nine months ended September 30, 2000, compared with a net loss of $55,466,959 for the nine months ended September 30, 1999. Net cash flow from operating activities also reflected a $736,586 decrease in long-term liabilities from discontinued operations and a $795,832 increase in current liabilities from discontinued operations, whereas there was an increase in current liabilities from discontinued operations of $228,808 for the nine months ended September 30, 1999.

Cash Flows from Investing Activities

The Company's capital expenditures of $1,746,651 for the nine months ended September 30, 2000 increased from the nine months ended September 30, 1999 of $1,293,583. This increase is attributable primarily to the Company's development of the satellite-based Internet access, interactive multimedia structures for its PICKSat subsidiary during 2000.

Cash Flows from Financing Activities

During the nine months ended September 30, 2000, the Company had net cash provided by financing activities of approximately $5,296,444, as compared to $6,381,000 for the nine months ended September 30, 1999. The proceeds are primarily from the issuance of PICK Sat's equity and funds advanced on third-party debt during the nine months ended September 30, 2000 in the amounts of $4,206,700 and $559,430, respectively. The proceeds were primarily from the issuance of the Series B and Series D preferred stock and funds advanced on third-party debt during the nine months ended September 30, 1999.

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

Part II  Other Information

Item 1 - Legal Proceedings:

During the quarter ended September 30, 2000, there were no material changes in the Company's previously reported legal proceeding in its Annual Report on Form 10-K for December 31, 1999 except as described herein.

On April 14, 2000, Teleglobe USA, Inc. threatened litigation to recover $900,812.20, plus interest, from the Company. The Company believes that its former subsidiary, PickNet, Inc., is the obligor, and so informed Teleglobe USA, Inc. by letter dated May 18, 2000. To our knowledge, no litigation involving the Company has commenced. At the present time, the outcome of this threatened litigation cannot be predicted.

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


                                   PICK COMMUNICATIONS CORP.



Dated: November 22, 2000           By: /s/ Helge Bornmann
                                       ------------------------------------
                                       Helge Bornmann
                                       Chairman of the Board and Chief
                                       Executive Officer (Principal Executive
                                       Officer and Principal Financial Officer)