Form 10-K
period 2000-12-31
PICK COMMUNICATIONS CORP
filed 2001-05-08
CIK 1006282

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

                        Commission file number is 0-27604

                            PICK COMMUNICATIONS CORP.
              -----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         Nevada                                       75-2107261
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
Incorporation or jurisdiction)

5225-55 N.W. 87th Avenue                                    33178
Miami, Florida 33178                                      (Zip Code)
(Address of principal executive offices)
Registrant's telephone number, including area code:     (305) 717-1500

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of the 10,141,012 shares of voting stock held by non-affiliates of the Registrant as of April 2, 2001 was $1,267,627 (assuming solely for purposes of this calculation that all directors and officers, but not greater than 5% stockholders of the Registrant, are "affiliates").

The number of shares outstanding of the Registrant's Common Stock, par value $0.01 per share, as of April 2, 2001 was 10,642,969.

Documents incorporated by reference: None.

                                     PART I


         This Report includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding expected future revenues and expenses. Forward-looking statements relate to our plans and expectations and are subject to risks and uncertainties, including our ability to implement our business plan and strategy and the ability of PICKSat, Inc. to commercialize its services, our need for additional funding, the repayment of substantial short-term indebtedness, contingent liabilities of our discontinued operations, significant and continuing losses, PICKSat's dependence on a limited number of customers and on the Internet, PICKSat's timely development and acceptance of new products in a constantly evolving Internet industry, the impact of competitive products and pricing, government regulations and other risks detailed from time to time in our SEC reports.

Item 1. Business

         General

         We are a holding company, currently without any operations of our own. As of December 31, 2000, we owned all of the outstanding capital stock of PICKSat, Inc. Since then, PICKSat has issued 1,460,800 shares of its common stock, representing 48.0% of the outstanding PICKSat common stock, to European and Middle Eastern investors, for a total purchase price of $7,304,000, plus 585,000 shares, representing 19.2% of the outstanding PICKSat common stock, to consultants for introducing those investors. Since our ownership of PICKSat has been reduced to less than 50%, we will no longer consolidate PICKSat in our financial statements. Our investment in PICKSat will be accounted for under the equity method of accounting.

         PICKSat, formed in December 1997, was established to offer satellite based broadband services to emerging countries with an initial focus on Latin America, the Caribbean and the Middle East. Development of the product offerings commenced in the second quarter of 1998. During the year 2000, PICKSat did not have any material revenue as it continued to develop and commercialize its product offerings.

         PICKSat has developed a platform that allows high speed asymmetrical Internet delivery and multi-casting of data and video files over satellite using Digital Video Broadcast Signal standard. A shortage of adequate Internet infrastructure, poor quality of Internet transmission and high cost of Internet access in emerging countries affords PICKSat an opportunity to offer its broadband services that allow:

         o High speed Internet access that enable cable television operators to offer its customers Internet services on a cost-effective, turnkey basis.

         o Delivery of asymmetric Internet service to Internet service providers and corporate customers on a cost effective, turnkey basis.

         o Data delivery services that provide simultaneous distribution of data, video, audio and multimedia files to single users or groups of users over a geographically dispersed area.

         o Video delivery services that provide real time audio and video file delivery to single users or groups of users over a geographically dispersed area.

PICKSat's services are broadly marketed under the following product branding:

         o Fuego(TM), which provides high speed Internet access for residential customers through existing cable television operators. The primary market for this service is coaxial and wireless cable television operators that desire to offer high speed Internet access as a value added product.

         o SkyRelay(TM), which provides asymmetric Internet bandwidth to Internet service providers, corporations, telephone companies, government agencies, schools, hotels and other users of Internet services.

         o SkyXpress (TM), which provides data delivery system for multi-casting data files over satellite.

         o Bizcast(TM), which offers multi-casting of video streams over satellite.

         Our wholly-owned PickOnline.com subsidiary, a development stage company, is a multimedia content aggregator that intends to provide audio and video streaming content for Internet service providers and broadband networks via satellite using PICKSat's delivery platform. PickOnline has had no revenues to date.

         We are a Nevada corporation and a successor by merger to Prime International Products Inc., a Utah corporation incorporated in April 1984 under the name S.T.V., Inc. On September 12, 1995, we entered into a purchase agreement to acquire all of the outstanding shares of common stock and warrants of Public Info/Comm. Kiosk, Inc., a New Jersey corporation incorporated in August 1992, in exchange for 1,650,000 shares of our common stock. This transaction was a reverse acquisition accounted for as a recapitalization of Public Info/Comm. Kiosk, Inc. The name of our corporation was changed to Pick Communications Corp. in December 1995.

         In January 2000, we sold our discontinued telecommunications business which had not been profitable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Our principal executive offices are located at 5225-55 N.W. 87th Avenue, Miami Florida 33178, and our telephone number is (305) 717-1500.

Sales and Marketing

         PICKSat is marketing to cable television operators, Internet service providers, telephone companies and governmental agencies that require bandwidth on demand at competitive prices, and companies that transmit large amounts of data, including video, to multiple locations. PICKSat believes that this strategy will enable it to market to a broader base of clients and secure customers. Where appropriate, PICKSat plans to establish a local presence to market its services and support its customer base.

         PICK Online.com intends to market its service first to radio stations already hosted on the Internet. Full marketing activities will not commence until after we have available sufficient funds for marketing, sales and operating needs.

Competition

         The Internet services business is highly competitive and there are few significant barriers to entry. Currently, PICKSat competes with a number of broadband satellite service providers. In addition, a number of traditional telecom operators such as AT&T, Worldcom, Sprint, KPN and Telefonica, are offering broadband services. We also face significant competition from satellite companies and from on-line service firms such as America Online.

         In addition, we believe that the Internet service and on-line service businesses will further consolidate in the future, which could result in increased price and other competition in the industry and adversely impact PICKSat. When on-line services lower their monthly service fees, PICKSat will be forced to lower its monthly fees in order to compete.

         We believe that the primary competitive factors among Internet access providers are price, customer support, technical expertise, local presence in a market, ease of use, variety of value-added services and reliability. We believe PICKSat will be able to compete favorably in these areas. PICKSat's success in the high-speed Internet market will depend heavily upon its ability to provide high quality Internet connectivity and value-added Internet services targeted in select markets. Other factors that will affect PICKSat's success in these markets include PICKSat's ability to attract experienced marketing, sales and management talent, and the expansion of support, training and field service capabilities.

         Many of our competitors possess financial resources significantly greater than ours and, as a result, could initiate and support prolonged price competition to gain market share.

Patents and Trademarks

         We have obtained a trademark registration for the name "PICK", PICKSat plans to file applications for the mark "PICKSat" and its products "FUEGO", "SkyXpress", "Bizcast", "SkyRelay", and "PICKRadio". We, together with a non-affiliate, are joint owners of a patent on the technology for a microprocessor-controlled prepaid cellular telephone system, which has not been marketed by us.

Government Regulation

          We are subject to regulations administered by the Occupational Safety and Health Administration, various state agencies and county and local authorities acting in cooperation with federal and state authorities. The extensive regulatory framework imposes significant compliance burdens and risks on us. Governmental authorities have the power to enforce compliance with these regulations and to obtain injunctions or impose civil and criminal fines in the case of violations.

         Employees

         As December 31, 2000, we had one employee, Helge Bornmann, our President and Chief Executive Officer. PICKSat employed 27 full-time employees and also employed independent contractors for various purposes. The employees are not represented by a labor union.

Item 2.  Properties

         We occupy space at 5255 N.W. 87th Avenue, Miami, Florida leased by PICKSat for its headquarters and network operations center. The initial lease expires on February 29, 2004. There is no written agreement with PICKSat concerning our occupancy.

Item 3.  Legal Proceedings

         In February 1997, we commenced a mediation action against AT&T seeking $10 million in damages for breach of contract, fraudulent inducement and malicious conduct under a carrier agreement entered into in February 1996 for inbound 800 service and outbound domestic and international long distance service. On November 5, 1997, we filed for arbitration proceedings against AT&T and filed an action for $5 million. In October 1999, the arbitrator found that AT&T was entitled to the gross claim of $1,776,000 minus credits for claims found in our favor of $399,000 for a net amount of $1,376,447 plus 9% interest per annum since January 31, 1997. A liability of $1,100,000 is included in the discontinued operations of our telecommunications business which we sold in January 2000. AT&T converted the arbitration award into a judgment and attempted to enforce the judgment and seize our assets. We remain contingently liable for the judgment, but are without the funds to satisfy the judgment. Unless we are able to negotiate payment over an extended period of time of this amount, as well as others described below, we may have to curtail our operations or seek protection under the bankruptcy laws.

         On or about March 15, 1999, Worldcom Network Services, Inc., d/b/a Wiltel, commenced a lawsuit against us in the United States District Court, Southern District of New York, demanding a judgment in the amount of $1,177,734 and interest at 18% per annum, plus costs and expenses. The plaintiff alleged that we failed to pay for telecommunications services provided. On April 15, 1999, we entered into a settlement agreement, as amended on July 27, 1999, under which we agreed to pay Worldcom $1,256,622 in exchange for a full and complete settlement of Worldcom's lawsuit. We agreed to pay the settlement with interest at 16% per annum on or before January 16, 2001, as extended, and Worldcom agreed to discontinue, without prejudice, the legal proceedings until such date. We also agreed to issue to Worldcom 100,000 shares of common stock as a restructuring fee. We have not paid the settlement amount and no action has been taken by Worldcom to date.

         On March 27, 2000, Telecom Management Resources, Inc. (as successor to International Career Information, Inc.), a vendor of PICK Net, commenced a lawsuit against us and our PICK Net subsidiary in the Superior Court of New Jersey, Law Division, Hudson County. The complaint involved the alleged non-payment of $58,220 under a facilities management service agreement and $50,400 for additional payments under an acceleration provision, plus interest. We answered and denied the charges and raised affirmative defenses, including the fact that the liability was assigned to PICK Net with the consent of the plaintiff and then PICK Net was sold. We settled this litigation on September 8, 2000 for $21,250.

         In January 2001, Sandra Betancourt, a former PICKSat employee, filed a lawsuit against PICKSat seeking unspecified damages in excess of $15,000 for violation of the "Florida Whistle Blower Act", Florida Statute 448.102(3), that allegedly occurred in Mexico. Ms. Betancourt's initial complaint was dismissed by the court, without prejudice, because of Ms. Betancourt's imprecise and faulty complaint. Ms Betancourt filed an amended complaint in March 2001. PICKSat has sought its dismissal and plans to vigorously defend its position.

         On February 5, 2001, Robert Sams, individually and on behalf of SAICOL Limited, a Bermuda corporation of which Mr. Sams is allegedly the President and sole shareholder, commenced an action in the Court of the Eleventh Judicial Circuit for Dade County, Florida (Case No. 0102847 CA 21) against us, PICKSat, Wolfgang Wacker and Salah Al-Fulaij, seeking damages in an unspecified amount and alleging

         o   we breached his employment agreement with us; and

         o Wolfgang Wacker and Salah Al-Fulaij fraudulently induced him to resign as Chairman of our Board of Directors and our sole Director and to appoint Salah Al-Fulaij as Chairman of the Board and as sole director as a condition to entering into his employment agreement.

         On April 2, 2001, PICKSat filed a motion to dismiss the first amended complaint on the grounds that (1) the fraud claim is barred by the economic loss doctrine which proscribes fraud claims that are inexorably connected to a breach of contract claim; and (2) the unjust enrichment claim is barred because directors of a corporation do not receive compensation for services rendered as a director. That motion is presently pending before the Court.

         On April, 11, 2001, we filed our motion to dismiss on the grounds that the existence and terms of the contract prevent plaintiffs from bringing claims for fraud. We seek to limit the case to the terms of the contract, and defend the case vigorously on allegations of Mr. Sam's own wrongful conduct.


Item 4. Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of our securityholders during the quarter ended December 31, 2000.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

         Our common stock is traded in the over-the-counter market and is quoted on the NASD's OTC Bulletin Board under the symbol "PICK". Our common stock was delisted from the NASD's OTC Bulletin Board from May 26, 2000 to November 9, 2000 as a result of our failure to file all reports required to be filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

         The following table sets forth the high and low bid prices of a share of our common stock for the periods indicated. These prices give retroactive effect to a one-for-ten reverse split effected on July 23, 1999. The prices represent inter-dealer quotations, without retail mark-up, mark down or commission, and may not represent actual transactions.

                                                  Bid Prices
                                       -----------------------------------

         Period                           High                   Low
         --------                         ----                   ---
         Fiscal Year 1999
         ----------------
         First quarter                   $15.20                  $3.60
         Second quarter                  $28.75                  $7.30
         Third quarter                   $ 8.20                  $1.625
         Fourth quarter                  $ 2.56                  $0.81


         Fiscal Year 2000
         ----------------

         First quarter                   $1.96875                $0.50
         Second quarter                  $1.00                   $0.375
         Third quarter                   $0.8125                 $0.4375
         Fourth quarter                  $0.375                  $0.125


         As of April 2, 2001, we had 10,642,969 shares of common stock issued and outstanding and 437 record holders of our common stock.

         We have not declared or paid any cash dividends on our common stock since inception and we do not expect to pay cash dividends for the foreseeable future. We currently intend to retain our earnings, if any, to finance operations.

         During the year 2000, we issued an aggregate of 917,500 shares of common stock upon conversion of our series B and series D preferred stock. The issuance of these shares was exempt from the registration requirements of the Securities Act under Section 3(a)(9).

         In January, 2000, we issued an aggregate of 200,000 shares of common stock to three consultants. The issuance of these shares was exempt from the registration requirements of the Securities Act under Section 4(2).

Item 6. Selected Financial Data

         The following table sets forth the selected financial data for each of the five years ended December 31, 2000. The selected financial information for and as of the years ended December 31, 1997 and 1996 are derived from our consolidated financial statements which have been audited by Durland & Company, CPAs, PA, independent certified public accountants.The selected financial information for and as of the years ended December 31, 2000, 1999 and 1998 have been audited by Goldstein Golub Kessler LLP. The consolidated balance sheets as of December 31, 2000 and 1999 and the consolidated statements of operations for the years ended December 31, 2000, 1999 and 1998 and the accountants' reports thereon are included in this report under the heading "Consolidated Financial Statements." Historical results are not necessarily indicative of the results to be expected. The selected consolidated financial data presented below is qualified in its entirety by, and should be read together with, our consolidated financial statements and related notes included in this report under the caption "Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                             Years Ended December 31,
                                                  -------------------------------------------------------------------------------

                                                         2000          1999               1998            1997           1996
                                                  ------------------------------------------------------------------------------
Operating loss                                    $(13,599,958)   $ (2,926,191)      $ (2,139,830)    $  (399,448)   $  (607,890)
                                                  ------------------------------------------------------------------------------


Other income (expense)                              (2,467,813)     (1,824,845)          (133,000)     (9,890,284)     8,436,809
                                                  ------------------------------------------------------------------------------
Loss (Income) from continuing
   operations before minority
   interest in loss of
   consolidated subsidiaries and
   provision for (benefit) from
   income taxes                                    (16,034,852)     (4,751,036)        (2,272,830)    (10,289,732)     7,828,919

Minority interest in
    loss of consolidated
    subsidiary                                                           1,742              2,062         434,064        260,541
Loss from continuing operations                     16,034,852       4,749,294          2,270,768       9,855,668      8,089,460

Benefit (provision) for
   income taxes                                             --              --                 --       1,808,000     (1,808,000)

Loss from discontinued
   operations                                         (952,047)     (5,486,880)       (14,792,541)     (1,452,134)    (4,645,670)

Loss on disposal of discontinued
   operations and related costs                             --     (45,315,574)                --              --             --
Loss on abandonment of
   fixed assets                                     (2,013,456)             --                 --              --             --

Estimated cost to discontinue
 operations                                                 --      (1,793,137)                --              --             --
                                                  ==============================================================================

Net (loss) income                                  (19,000,355)    (57,344,885)       (17,063,309)     (9,499,802)     1,635,790
Beneficial conversion
   feature of preferred stock                               --    (25,170,000)                 --              --             --
                                                  ------------------------------------------------------------------------------

Net (loss) income applicable to common
   share                                          $(19,000,355)   $(82,514,885)      $(17,063,309)    $(9,499,802)   $ 1,635,790
                                                  ==============================================================================

Loss from continuing operations
   and beneficial conversion
   feature of preferred stock
   per common share--basic and
   diluted                                        $      (1.56)   $      (6.30)      $      (0.61)    $     (2.18)            --

Loss from discontinued
   operations per common share-
   basic and diluted                              $      (0.29)   $     (11.07)      $      (4.01)    $     (0.39)            --
                                                  ------------------------------------------------------------------------------


Net (loss) income per common share -
   basic and diluted                              $      (1.85)   $     (17.37)      $      (4.62)    $     (2.57)   $      0.39
                                                  ==============================================================================

Weighted-average common shares
   outstanding-basic and diluted                    10,308,524       4,750,742          3,692,356       3,695,853      4,199,150
                                                  ==============================================================================

Balance Sheet Data:

                                                                  At December 31,
                                ------------------------------------------------------------------------------
                                     2000            1999              1998             1997           1996
                                ------------------------------------------------------------------------------
Working capital
(deficiency)                    $(31,777,979)   $(19,997,015)      $(14,569,842)    $(7,405,608)   $(3,152,216)
                                ==============================================================================


Total Assets                    $  4,231,464    $   7,266,835      $  6,791,156     $ 1,817,513    $ 8,917,149
                                ==============================================================================


Current Liabilities             $ 32,136,278    $ 20,498,690       $ 16,134,301     $ 8,027,642    $ 6,582,429
                                ==============================================================================


Long-term liabilities           $  9,880,000    $ 10,616,586       $ 10,922,716     $   794,905    $        --
                                ==============================================================================


Stockholders' equity
(deficiency)                    $(37,784,814)   $(23,848,441)      $(20,351,879)    $(7,093,114)   $   869,579
                                ==============================================================================

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following should be read together with our consolidated financial statements included in this prospectus under the caption "Consolidated Financial Statements."

Results of Operations

General

         On June 23, 1999, our Board of Directors voted to sell or discontinue our telecommunications business in order to focus on our Internet services business conducted through PICKSat and PICK Online.com. As a result, our financial statements reflect the discontinuance of the operations of our PICK US, PICK Net, and PICK Net UK subsidiaries. The sale of our PICK Net and PICK Net UK subsidiaries was completed on January 18, 2000.

         In 1999, through our then wholly owned PICKSat subsidiary, we commenced development of a system to provide high speed Internet access via satellite. Also in March 1999, we formed PICK Online to provide broadband Internet content to users. PICKSat and PICK Online are in the development stage and did not generate any significant revenues as of December 31, 2000.

         Revenues for PICKSat will be derived from monthly recurring fees charged, based on the type of usage and bandwidth contracted for, one time installation charges and sale of computer cards required to access certain PICKSat's services.

         The discontinued subsidiaries generated revenues from the resale of telecommunication services, which included international long distance service to carriers and resellers, and from the sale of prepaid telephone calling cards to distributors for resale to retail outlets.

         For the resale of international long distance, we recognized revenues from discontinued operations as our customers used the traffic. For prepaid telephone calling cards sales, we recognized revenues from discontinued operations at the time we provided the telephone services associated with our cards and recognized the cost from discontinued operations of the carrier telephone traffic based on the minutes used in the same periods that we recognized revenues.

         Our costs of sales primarily consists of the cost of satellite space segment, teleport connections and Internet access.

         Our costs of sales for the discontinued operations primarily consist of the cost of telephone services, for both the resale of international long distance services and for prepaid telephone calling cards.

Year Ended December 31, 2000 Compared with December 31, 1999

Revenues:

         PICKSat continued to develop its product offerings on a commercial basis during the year 2000. The revenue derived mainly from services deployment and installation charges was $32,919 in 2000 as compared to zero in 1999. PICK Online.com did not generate any revenues during 2000 and 1999.

Costs and Expenses:

         Selling, general and administrative expenses increased to approximately $12,372,148 for the year ended December 31, 2000 from $2,825,957 for the year ended December 31, 1999 reflecting an increase of $9,546,191 or approximately 338%. The increase is primarily due to expenses incurred in commercializing the PICKSat product offerings. We generated significant expenses for salaries, outside consultants and contractors, accounting, sales and marketing, trade shows, international travel, public relations and legal and professional expenses. We also had increased expenses for preparation of public filings and the negotiations of debt arrangements, which was primarily handled by non-employees.

Loss from Operations:

         Our loss from continuing operations increased from $4,749,294 to $16,034,852, primarily due to the aggregate salaries, outside consultants and contractors, selling, general and administrative costs. At December 31, 2000, PICKSat was completing the development of its product offerings and has moved closer to commercial deployment phase. In addition, the loss from continuing operations during the year 2000 was reduced by $293,977 due to a settlement of an old outstanding accounts payable balance.

Discontinued Operations:

         On June 23, 1999, we formalized a plan to discontinue our telecommunications and prepaid calling card business consisting of PICK US, PICK Net and PICK Net UK PLC ("collectively "PICK NET") which we determined could not be made profitable. Accordingly, the telecommunications and calling card businesses are accounted for as discontinued operations in the accompanying consolidated financial statements. On September 13, 1999, we agreed to sell our PICK Net operations to Lebow Investments Ltd. ("Lebow"), a recently formed B.V.I. corporation. Lebow was formed as a vehicle through which ultimate Gulfsat Communications Company, a Kuwait Company ("Gulfsat") could purchase the PICK Net stock. Lebow agreed to be financially responsible for the PICK Net operations which received funding from Atlantic Network, Inc., as described below, to continue operations commencing in September 1999 through the closing of this transaction. On January 18, 2000, we completed the sale of all of the stock of PICK Net for nominal value, since the buyer had agreed to assume approximately $10.7 million of PICK Net's liabilities. Simultaneously at the closing, Gulfsat Communications Company, a Kuwaiti company ("Gulfsat"), purchased all of the common stock of Lebow and assumed the $10.7 million of PICK Net's liabilities. In February, 2000, Gulfsat defaulted under its agreements by not funding PICK Net's obligations and discontinued operating PICK Net. We have made demand on Lebow and Gulfsat to satisfy its obligations, or face legal remedies. We also are attempting to negotiate a settlement. In any event, in addition to our direct obligations, we retain substantial contingent liabilities related to our discontinued operations (See Note 11 of Notes to Consolidated Financial Statements for operating results of the discontinued operations).

Loss from discontinued operations decreased from $52,595,591 for the year ended December 31, 1999 to $2,965,503, which was net of $45,239 due to settlement of certain accounts payable balances for the year ended December 31, 2000. We operated our subsidiaries for only 18 days during the year 2000 before selling the operations, although we had certain ongoing obligations in view of contingent liabilities which necessitated certain payments.

Liquidity and Capital Resources at December 31, 2000

Due to the losses discussed above, our working capital deficit increased from $19,997,015 as of December 31, 1999 to $31,777,979 as of December 31, 2000, an
increase in the working capital deficiency of $11,780,964. The stockholders' deficiency increased from $23,848,441 to $37,784,814, an increase in stockholders' deficiency of $13,936,373.

Current assets decreased by $143,376 primarily due to a decrease in current assets from discontinued operations and an increase in the cash balance at December 31, 2000. Current liabilities increased by $11,637,588. The increase is largely due to increase in the current portion of debt, in accounts payable and accrued expenses and current liabilities from discontinued operations, although a substantial portion of current liabilities from discontinued operations were assumed by Lebow and Gulfsat on January 18, 2000; however in February 2000, they defaulted under their agreements.

A significant portion of our liabilities matured or were subject to payment by December 31, 2000. We have had discussions with several of our largest unsecured creditors, including, but not limited to, AT&T and IDT. We have been unsuccessful in our efforts to reach agreements with our substantial unsecured creditors.

         We are in need of immediate financing for working capital. In April 2000, a group of investors from Europe and the Middle East committed an aggregate of $10 million to PICKSat, to occur over a 12-month period. During the year ended December 31, 2000, $6,056,700 was advanced to PICKSat by those investors. There was no issuance of shares to those investors in the year 2000 and as of December 31, 2000, this amount has been included in current liabilities. As of March 31, 2001, PICKSat has received $7,304,000 for which it has issued 1,460,800 shares of common stock to the investors. PICKSat also issued 585,000 shares to consultants for introducing the investors.

         PICKSat received in total $2.75 million in loan proceeds during the year ended December 31 2000, of which $500,000 was for a convertible loan on a pari passu basis with Atlantic Tele-Network Inc. ("ATN"). On October 15 and December 15, 2000, PICKSat issued separate promissory notes (the "Notes") to an investor in the principal amount of $2,000,000 and $250,000, respectively, which bears interest at 7.50% per annum. The principal amount plus accrued interest is due on October 15, and December 15, 2001,respectively and may be repaid at any time without any penalty. The Notes are collateralized by all the assets of PICKSat.

         In September, 1999 PICK entered into an option agreement with ATN to sell at up to 19.9% of the common stock of PICKSat for $8 million, with an option to acquire an additional 31.1% for an additional $15 million payable in 500,000 shares of ATN common stock or $15 million in cash, whichever produced the higher value at the time the warrants were fully exercised. PICKSat obtained interim loans in the principal amount of $476,000 from ATN for our and PICKSat's operating expenses. ATN chose not to exercise the option. In addition, under a credit facility, as of December 31, 2000, one of our former subsidiaries, PICK Net USA, had debt, amounting to $2,052,867 plus accrued interest, which includes the $476,000 principal amount plus accrued interest assumed from PICKSat's balance by PICK Net's buyer, on the date of sale, January 18, 2000. In accordance with the terms of the above loans from ATN, the $476,000 borrowed by PICKSat and the $1,576,867 borrowed by PICK Net USA, all became due and payable on February 4, 2000 and have not been paid. On January 4, 2000, in in connection with the completion of the sale of our PICK Net and PICK Net UK subsidiaries to Lebow and Gulfsat, as well as the termination of the PICKSat option, ATN received five year warrants to purchase 1 million shares of our common stock exercisable at $2.00 per share.

         On November 3, 1999, PICKSat obtained a 120 day revolving line of credit for $500,000 from Tri-Links Investment Trust. PICKSat borrowed the entire $500,000 under the line of credit. Amounts borrowed under this facility bear interest at 13% per annum, increasing to 15% per annum upon default and payment of amounts borrowed is secured by a lien on PICKSat's assets which was initially subordinated to ATN and then made equal in priority. We were obligated to repay amounts borrowed under this facility initially on March 3, 2000. We obtained an extension of the maturity date until May 3, 2000. In addition, on January 26, 2000, we together with Tri-Links, PICKSat, Group Technology for Scientific Equipment and Supplies and Salah Khalid Fulaij ("Fulaij") entered into an amendment relating to this credit facility which was amended again in March and April 2000, increasing the commitment. The loan payable balance as of December 31, 2000 amounted to $1,447,430 plus accrued interest.

We have not made any principal payments under this agreement as of April 18, 2000. The parties continue to negotiate a settlement.

In March 1999, the board of directors authorized the issuance of 2,000,000 shares of series B convertible preferred stock. The series B convertible preferred stock has a par value of $0.01 per share and 1,871,000 shares were issued, convertible into 1,871,000 shares of our common stock at the rate of $1.00 per share. As of December 31, 2000, 1,476,000 shares of series B convertible preferred stock have been converted into common stock, including $535,000 stated value of series B preferred stock converted into 535,000 shares of common stock during fiscal 2000.

In April 1999, the board of directors authorized the issuance of 500,000 shares of series D convertible preferred stock. The series D convertible preferred stock has a par value of $0.001 per share and was initially convertible into 1,190,500 shares of our common stock at the rate of $4.20 per share. As of December 31, 1999, we had sold an aggregate of 466,000 shares of series D convertible preferred stock for $4,660,000 prior to the payment of $459,750 of preferred stock placement costs. In addition, we issued an aggregate of 700,000 common stock purchase warrants in connection with the sale of series D convertible preferred stock. Each warrant is exercisable at $6.30 per share of common stock for a two-year period. On July 15, 1999, we sold 34,000 shares of series D convertible preferred stock for $340,000 to Diego Leiva, then chairman of the board. The purchase was evidenced by a recourse promissory note secured by a pledge of the securities. As at December 31, 2000, we cancelled a subscription due of $340,000 from Diego Leiva for series D convertible preferred shares. In January 2000, the conversion rate was adjusted so that the preferred stock converts into common stock at $2.00 per share. As of December 31, 2000, $3,160,000 stated value of series D preferred stock had been converted, including $765,000 stated value during the year 2000, which was converted into 382,500 shares of common stock. The remaining $1,500,000 stated value (exclusive of Mr. Leiva's $340,000 of preferred stock) of series D convertible preferred stock, is convertible into 750,000 shares of common stock, subject to adjustment.

At December 31, 1999, we also recorded a beneficial dividend of $25,170,000 associated with the issuances of preferred stock. This charge did not use any cash.

Material Changes in Cash Flows

At December 31, 2000, we had a cash balance of $296,740 as compared to an overdraft of $20,193 at December 31, 1999.

Cash Flows from Operating Activities

Operating activities used $6,723,765 in cash during the year ended December 31, 2000, compared with a use of $5,241,762 during the year ended December 31, 1999. Cash flows from operating activities consists primarily of a net loss of $19,000,355 for the year ended December 31, 2000, compared with a net loss of $57,344,885 for the year ended December 31, 1999. Net cash flow from operating activities also reflect $4,268,471 for stock options and warrants issued by PICKSat for consulting and compensation charges, loss of $2,639,575 on retirement of fixed assets and decrease of $2,068,394 in long term assets from discontinued operations.

Cash Flows from Investing Activities

Our capital expenditure of $2,325,445 for the year ended December 31, 2000 increased from the year ended December 31, 1999 of $1,340,035. The increase is attributable primarily to the development of satellite based Internet access for PICKSat.

Cash Flows from Financing Activities

During the year ended December 31, 2000, we had net cash provided by financing activities of $9,345,950 as compared to $6,563,263 for the year ended December 31, 1999. The proceeds are primarily from the issuance of PICKSat's equity and funds advanced to PICKSat on third-party debts during the year ended December 31, 2000 in the amounts of $6,056,700 and $3,309,443. During the year ended December 31, 1999, the proceeds were primarily from the issuance of the series B and series D preferred stock and funds advanced on third-party debts.

Year Ended December  31, 1999 as Compared with Year Ended December 31, 1998

Revenues:

         PICKSat and PICK Online were in development stage and as such have not had any revenues.

Costs and Expenses:

         Selling, general and administrative expenses increased to approximately $2,826,000 for the year ended December 31, 1999 from $2,094,000 for the year ended December 31, 1998. PICKSat was in the organizational phase through the end of 1998 and as such had nominal expenditures in 1998. Therefore, a substantial portion of the increase is attributable to start-up and development expenses of PICKSat and PICK Online. We also had significant increase in salaries, outside consultants, accounting, legal travel, and public relations expenses. Contemporaneous with our board of directors decision to sell or discontinue our telecommunications operations and layoff the associated personnel, it needed to retain outside professional services on an interim basis to handle the functions previously performed by salaried employees. Preparation of public filings and the negotiation of debt arrangements gave a rise to the majority of the increase in expenses.

         On September 13, 1999, we agreed to sell our PICK Net operations to Lebow Investments Ltd. Lebow agreed to be financially responsible for the PICK Net operations which received funding from Atlantic Tele-Network to continue operations through the closing of this transaction, on January 18, 2000. Simultaneously with the closing, Gulfsat Communications Company, a Kuwaiti company, purchased all of the common stock of Lebow. Gulfsat was a principal vendor of services to PICK Net. Gulfsat was owed approximately $1,555,000 as of October 31, 1999, primarily under a reciprocal telecommunications agreement. Payment of this amount was assumed by Lebow pursuant to the Lebow Stock Purchase Agreement. In February 2000, Gulfsat defaulted under its agreements and discontinued operating PICK Net. We made a demand on Lebow and Gulfsat to satisfy their obligations. We retain substantial contingent liabilities on the discontinued operations if those liabilities are not paid.

Discontinued Operations

         Total revenues amounted to approximately $5,930,000 for 1999, compared to $9,823,000 for 1998, a decrease of approximately $3,893,000 prior to the discontinuance of operations. See Note 11 of Notes to Consolidated Financial Statements for operating results of the discontinued operations. We significantly curtailed our operations during the first half of 1998, while we installed and tested two leased Siemens Digital Central Office Switches. These switches replaced switching services previously purchased from third party vendors. Consequently, we decided to curtail our marketing efforts for the sale of international long distance services until we completed this installation and until we had the capability to deliver traffic through Gulfsat. For 1999, we generated international long distance revenue of approximately $2,567,000, as compared with $1,978,000 for 1998. Prepaid telephone calling card revenues were approximately $3,363,000 for 1999, compared to $7,844,000 for 1998. This latter decrease is attributable to the discontinuance of sales to Blackstone Calling Card, Inc., a major marketer and distributor of prepaid telephone calling cards under our agreement with Blackstone, which had its first full year of sales with PICKSat in 1998.

         In the discontinued operations, the cost of telephone time purchased decreased from approximately $16,393,000 in 1998 to $7,860,000 in 1999, as operations were being wound down.

Loss from Operations:

         Our loss from continuing operations increased from approximately $2,271,000 in l998 to approximately $4,749.000 in 1999, primarily due to the increases in aggregate salaries, selling, general and administrative costs and interest expense primarily on private placement debt outstanding for the full year of 1999, and without the receipt of revenues, as PICKSat and PICK Online continued the development of their products and offerings and as PICKSat began to move into the commercial deployment phase and other expenses as discussed under "Costs and Expenses" above.

         Total loss from discontinued operations increased from $14,793,000 for 1998 to approximately $52,596,000 for 1999. Included in the loss for 1999 is a loss on the disposal of the discontinued operations in the aggregate amount of approximately $45,316,000. This amount is attributable to the writing off of the deferred interest and debt placement charges of the restructured notes which amounts are related to the discontinued operations and therefore will provide no future benefit.

         As a result, we incurred a net loss of approximately $57,345,000 in l999 as compared to a net loss of approximately $17,063,000 in l998. In addition, we recorded a charge of $25,170,000 in l999 for the beneficial conversion feature of the preferred stock we sold in l999.

Liquidity and Capital Resources at December 31, 1999

         Due to the losses discussed above, our working capital deficit increased from approximately $14,570,000 as of December 31, 1998, to approximately $19,913,000 as of December 31, 1999, an increase of approximately $5,343,000 and the stockholders' deficiency changed from approximately a negative $20,352,000 at December 31, 1998 to approximately $23,848,000 at December 31, 1999, an increase in negative net worth of approximately $3,496,000.

         Current assets decreased by approximately $1,063,000 primarily due to a decrease in current assets from discontinued operations. We had no cash on hand and were overdrawn by approximately $20,000 at December 31, 1999. Current liabilities increased by approximately $4,280,000. This increase is largely due to net increases in accounts payable and accrued expenses as a result of increased business activity in the newly formed subsidiaries, funding of continued losses and lower sales volume and a decrease in current liabilities from discontinued operations offset, in part, by a decrease in deferred revenue for pre-paid calling cards. However, a substantial portion of current liabilities from discontinued operations were assumed by Lebow and Gulfsat on January 18, 2000, as described under "Discontinued Operations."

         In early 1999, we negotiated with our largest trade creditors to restructure a substantial portion of our short-term debt. We reached certain agreements to make a down payment and convert the balance of our obligation into long-term indebtedness and/or equity securities. However, we have been unable to meet our monetary obligations under the revised agreements. See Notes 4, 11, 12 and 14 of Notes to Consolidated Financial Statements.

         We were able to obtain net equity investments totaling $6,481,000 during 1999. Of the total investments, $1,050,000 was recorded during the first quarter of 1999 and $5,431,000 was recorded in the second quarter, as described above under Liquidity and Capital Resources at December 31, 2000.

         Due to the restructuring of the $9,900,000 short term notes, we recorded an increase in additional paid-in-capital of $45,054,337 during 1999. We also recorded a charge on the beneficial conversion feature of the preferred stock of $25,170,000 associated with the issuance of preferred stock. Neither of these latter two charges used any of our cash.

         In June 1999, we elected to divest or terminate our long distance telephone services subsidiaries. We recorded a charge to retained earnings of $45,315,574, as the loss on the discontinuance and disposal of the long distance telephone services and prepaid calling card business. These charges did not affect cash. We entered into an agreement in September 1999 to divest PICK Net, Inc. and PICK Net UK, PLC, both of which provided international long distance services to other carriers and resellers. We ceased marketing and distributing prepaid telephone calling cards through PICK US Inc. We plan to dissolve our PICK US, Inc. unit upon the termination of the liability due to the outstanding prepaid calling cards. On January 18, 2000, we completed the sale of the stock of the two PICK Net subsidiaries for nominal value and the buyer assumed approximately $10 million of related indebtedness. However, in February 2000, the buyer failed to discharge certain of the assumed liabilities.

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

Cash Flows from Operating Activities

                  Operating activities used approximately $5,242,000 in cash during 1999, compared with cash provided of approximately $5,305,000 for 1998. For 1999, we incurred a net loss of approximately $57,345,000, as compared to approximately $17,063,000 for 1998. The net loss for 1999 included a loss on disposal of discontinued operations of approximately $47,109,000. This loss of disposal included a non-cash debt restructuring charge of approximately $45,316,000 (See Note 4 of Notes to Consolidated Financial Statements) that related to the businesses being discontinued; the issuance of stock, options and warrants issued for services in the amount of approximately $3,680,000, none of which included a cash expense. The increased use of cash in operations in l999 also resulted from decreased sales in the prepaid calling card business under an agreement with Blackstone and sales of long distance services, which was partially offset by an increase in accounts payable and accrued expenses.

Cash Flows from Investing Activities

         Our capital expenditures of approximately $1,340,000 for 1999 decreased from $3,817,000 in 1998. This decrease is attributable primarily to the delay in the development of the satellite-based Internet access, interactive multimedia structures for PICKSat and PICK Online subsidiaries.

Cash Flows from Financing Activities

         During 1999, we had net cash provided by financing activities of approximately $6,563,000, as compared to net cash provided by financing of approximately $9,095,000 for 1998. The proceeds are from the issuance of the series B and series D preferred stock and funds advanced on third party debt during 1999. The 1999 amounts were offset by loan repayments and costs attributable to the issuance of the preferred stock. Cash provided during l998 was primarily from funds advanced from third party debt, less debt repayments.

Item 8. Financial Statements and Supplementary Data

         Our financial statements are included in a separate section of this Report, following Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         Name                       Age              Position
         ----                       ---              --------
         Helge Bornmann             45               Chairman of the Board, President and Chief
                                                     Executive Officer

         Wolfgang Wacker            53               President and Chief Executive Officer of PICKSat

         Michael Volz-Kjer          50               Director

         Wolfgang Nonn              37               Director

Helge Bornmann has served as our Chairman of the Board, Chief Executive Officer and President since September 1, 2000. From January 1997 to May 2000, Mr. Bornmann was involved in the restructuring of the Ukrainian pipe industry, and then served as Managing Director of SEPCO GmbH from February 1998 to May 2000. In November 1989, Mr. Bornmann founded TubiTec, which assisted in marketing United States Steel tubulars on a worldwide basis. Mr. Bornmann began his professional career in 1976 with Salzgitter GmbH, a German industrial group in the steel industry, working in Mexico from 1977 to 1982. He was then employed by Sairex GmbH commencing in May 1983, a German based pipe company, managing offices in the United States, Switzerland and Singapore until October 1989.

Wolfgang Wacker has served as President and Chief Executive Officer of PICKSat since May 23, 2000 and as our Interim CEO from March 14, 2000 until May 23, 2000. He has also served as a director of PICKSat since May 16, 2000. Since 1996, Mr. Wacker has been a consultant under SEPCO GmbH, Germany, to restructure the Ukrainian pipe industry and was responsible for setting up an international sales and marketing organization. From 1992 to 1996, Mr. Wacker was a consultant for United States Steel Corp. in charge of international marketing and sales of tubular pipes, and also served as Managing Director of Metallia Tubulars.

Michael Volz-Kjer has been a director since November 22, 2000. He has been General Manager of Inova GmbH (trading in natural wood products) since August 1999. From 1993 to June 1998, he was a banker with Dresder Bank.

Wolfgang Nonn has been a director since November 22, 2000. He has been Managing Director of Nonn Plus Ultra, an advertising firm, since May 1990. From February 1988 to April 1990, he was an administrator in the print media department with Bertelsmann.

         Under the terms of a Restructuring Agreement with Commonwealth Associates in April 1999, our Board of Directors was to be restructured to consist of a majority of independent directors. The proposed board was to be Diego Leiva, then Chairman of the Board, two existing independent directors, a new Chief Executive Officer, one designee of Commonwealth Associates, one designee of the holders of our bridge notes issued in July 1998 and one other independent director. Subsequently, Tri-Links Investment Trust purchased shares of our series D convertible preferred stock and obtained the right to designate a nominee to the Board or an observer who has the right to attend and observe at all Board Meetings. To date, none of these persons has joined the Board of Directors. Tri-Links subsequently received the right to nominate four additional directors under the terms of its bridge loan to PICKSat in November 1999, two of which nominees Tri-Links assigned to its co-lenders.

         Section 16 of the Exchange Act requires that our directors, executive officers and beneficial owners of more than 10% of our common stock file certain reports, within specified time periods, indicating their holdings of and transactions in our common stock and derivative securities. Based solely on a review of such reports provided to us and written representations from such persons regarding the necessity to file such reports, we are not aware of the failure of any such person to file reports, or report transactions in a timely manner, during our fiscal year ended December 31, 2000.

Item 11. Executive Compensation

Summary Compensation Table

         The following table sets forth all compensation awarded to, earned by, or paid to our chief executive officer and each other executive officer whose compensation was in excess of $100,000 for the fiscal year ended December 31, 2000.

                               Annual Compensation

                                                                                        Other Annual      Shares/Underlying
Name and Positions                      Year       Salary            Bonus              Compensation       Stock Options
------------------                      ----       ------            -----              ------------      -----------------
Helge Bornmann                          2000       $    -0-             -0-              $ 70,000(1)          160,000(1)
Chief Executive Officer, President
and Chairman of the Board of
Directors

Wolfgang Wacker                         2000            -0-             -0-              $167,000                 -0-
President and Chief Executive
Officer of PICKSat

Diego Leiva                             2000(2)     299,100             -0-                   -0-                 -0-
Former Chief Executive                  1999        278,000             -0-                   -0-                 -0-
Officer and Chairman of the             1998        162,500          15,201                   -0-             275,000
Board of Directors

Robert Sams                             2000(3)         -0-             -0-                   -0-                 -0-
Former Chief Executive Officer

(1) See Helge Bornmann employment and consulting agreement below. The fair market value of the 160,000 shares of common stock issued to Mr. Bornmann and his affiliate during the year 2000 was $79,078.

(2) Mr. Leiva resigned from all positions with us on May 8, 2000 and his employment with PICKSat was terminated on November 28, 2000. We maintained a $250,000 term life insurance policy for Diego Leiva, for which we paid $0, $1,494 and $1,377 in 2000, 1999 and 1998, respectively. In addition, during 2000 and 1999, we maintained a $1,000,000 key man life insurance policy on Mr. Leiva's life.

(3) Mr. Sams' employment was terminated in August 2000.

Employment and Consulting Agreements

       On June 1, 2000, PICKSat entered into a consulting agreement with TubiTec GmbH, a German corporation. Under the agreement, Helge Bornmann, the principal shareholder and managing director of TubiTec, is to provide terrestrial or wireless/satellite broadband high speed Internet and communication consulting services for PICKSat. The agreement is for a term ending June 1, 2003. As compensation for the consulting services, we are required to pay TubiTec $120,000 per year, in equal monthly installments of $10,000. We also are obligated to pay Helge Bornmann a living allowance for time he works in the United States. In addition, we issued to Helge Bornmann and TubiTec, 150,000 and 10,000 shares of our common stock, respectively. Mr. Bornmann also has the right to purchase 70,000 shares of PICKSat common stock at 50% of the price per share sold in PICKSat's last exempt sale of equity or exercise of option upon the establishment of an affiliate of PICKSat or joint venture/strategic alliance in Mexico. Helge Bornmann has been our Chief Executive Officer, President and Chairman of our Board of Directors since September 1, 2000.

         On September 7, 2000, we entered into an agreement with Mr. Bornmann under which we agreed to issue to him

         o 25,000 shares of common stock for each year that he is a director of our company

         o 25,000 shares of common stock for each year he is president and/or chief executive officer of our company; and

         o 100,000 shares of common stock as a bonus upon a successful restructuring of our company, in accordance with criteria to be established by our Board of Directors.

         On March 14, 2000, Wolfgang Wacker entered into an engagement letter pursuant to which he was appointed Interim Chief Executive Officer of PICKSat for a six-month period. Mr. Wacker's sole compensation under the engagement letter agreement was warrants to purchase 5% of the outstanding stock of PICKSat on a fully diluted basis for nominal value. One-half of the warrants were issued upon his appointment and the other one-half will be issued upon completion of permanent financing currently being conducted.

       On August 6, 2000, Mr. Wacker entered into an employment agreement to become the President and Chief Executive Officer of PICKSat effective January 1, 2001. The term of the agreement is until June 1, 2003, but is renewable for additional two-year periods at the option of PICKSat upon the notification of Mr. Wacker in writing at least 30 days prior to the end of the then current term. Under the agreement, as amended as of April 24, 2001, Mr. Wacker is entitled to

         o   a salary of $200,000 per annum

         o   a bonus of a minimum of $100,000 per annum.

In addition, Mr. Wacker was granted an option to purchase 600,000 shares of PICKSat common stock at an exercise price of $1.00 per share, which option expires April 24, 2010.

Mr. Wacker is also entitled to a monthly car allowance of $800 per month plus accommodations in Miami.

Directors Compensation

       Directors currently receive no cash compensation for serving on the Board of Directors or on any Committee of the Board, other than reimbursement of travel expenses incurred by them and their spouses in attending Board meetings. During 1999, each Director received restricted stock and/or stock options.

Option Grants in Last Fiscal Year

       The table below contains certain information concerning stock options granted to the executive officers named in the Summary Compensation Table during the year ended December 31, 2000:

  Number of      Percent of Total                                   Potential Realizable Value at Assumed
 Securities          Options                                             Annual Rates of Stock Price
 Underlying         Granted to          Exercise                        Appreciation for Option Term
   Options        Employees in           Price        Expiration          5%                    10%
   Granted         Fiscal Year         ($/Share)         Date             ($)                   ($)
-------------    ----------------      ---------    --------------      ------                 -----
    None

Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values

         The following table summarizes for each of the individuals listed in the Summary Compensation Table the total number of unexercised options, if any, held at December 31, 2000, and the aggregate dollar value of in-the-money, unexercised options, held at December 31, 2000. The value of the unexercised, in-the-money options at December 31, 2000, is the difference between their exercise or base price and the value of the underlying common stock on December 31, 2000. The closing sale price of the common stock on the OTC Bulletin Board on December 31, 2000 was $0.156 per share, which was less than the exercise price of any unexercised options.

                               Shares Acquired
                              Upon Exercise of
                          Options During Fiscal Year                Number of                     Value of Unexercised
                                   Ended                     Unexercised Options                In-The-Money Options at
                              December 31, 2000              at December 31, 2000                  December 31, 2000
                            -------------------             ---------------------               -----------------------

                                         Valued
Name                       Number       Realized         Exercisable      Unexercisable       Exercisable     Unexercisable
----                       ------       --------         -----------      -------------       -----------     -------------
Helge  Bornmann               0            0                     0             0                  $0              $0
Wolfgang Wacker               0            0                     0             0                   0               0
Diego Leiva                   0            0               275,000             0                   0               0
Robert Sams                   0            0                50,000             0                   0               0

Compensation Committee Interlocks and Insider Participation

         No member of the Compensation Committee was an officer or employee of our company or any of its subsidiaries during the prior year or was formerly an officer of our company or of any of our subsidiaries. None of our executive officers has served during the last fiscal year on the Compensation Committee of any other entity, any of whose officers served on our Compensation Committee during the last fiscal year.

Item 12. Security  Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of April 2, 2001, the number of shares of common stock beneficially owned by (i) each director, (ii) each executive officer named in the Summary Compensation Table, (iii) each beneficial owner of more than 5% of our common stock and (iv) all of the executive officers and directors as a group:

Name and Address                                    Amount and Nature of
of Beneficial Owner                               Beneficial Ownership (1)                    Percentage (2)
-------------------                               ------------------------                    --------------
Diego Leiva                                            1,304,825  (3)                             12.3%
13635 Deering Bay Drive, #293
Coral Gables, FL  33158

Helge Bornmann                                           356,000  (4)                              3.3%
c/o PICKSat, Inc.
5225-55 N.W. 87th Avenue
Miami, FL 33178

Wolfgang Wacker                                           38,957                                   *
c/o PICKSat, Inc.
5225-55 N.W. 87th Avenue
Miami, FL 33178

Michael Volz-Kjer                                         52,000                                   *
Am Langholz 3, D-88289
Waldburg, Germany

Wolfgang Nonn                                             55,000                                   *
Schoen Wasserstr. 154
D-47800
Krefeld, Germany

Tri-Links Investment Trust                               780,000  (5)                              6.9%
Two World Financial Center
17th Floor
New York, NY 10281

Atlantic TeleNetwork, Inc.                             1,000,000  (6)                              8.7%
P.O. Box 12030
St. Thomas, U.S. Virgin Islands 00801

Robert Sams                                              130,968                                   1.2%
Woodmans Farm
Perryman Lane
Brussel, E. Sussex
England, TN 1970

All executive officers and directors                     501,957                                   4.7%
  as a group (4 persons)

-------------
*  less than one percent

(1) Unless otherwise noted, all shares are beneficially owned and the sole voting and investment power is held by the person indicated.

(2) Based on 10,642,969 shares outstanding as of April 2, 2001. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person and which are convertible or exercisable within sixty (60) days of such date pursuant to Rule l3d-3 under the Exchange Act have been converted or exercised.

(3) Includes 429,000 shares beneficially owned by Mr. Leiva's wife.

(4) Includes 196,000 shares owned by Mr. Bornmann and an additional 160,000 shares which will vest over time, provided Mr. Bornmann is still employed by us.

(5) Represents the 750,000 shares that may be acquired upon conversion of shares of series D preferred stock, plus 30,000 shares that may be acquired upon exercise of warrants.

(6) Represents 1,000,000 shares that may be acquired upon exercise of warrants.


Item 13. Certain Relationships And Related Transactions

       See "Employment and Consulting Agreements" above for information concerning agreements with our executive officers.

       On May 4, 2000, we entered into a Management Service Agreement with Saicol Limited, of which Robert R. Sams was the President and sole shareholder. The agreement was retroactive to June 30, 1999. Under the Management Service Agreement, Mr. Sams was to provide management services to PICK Net UK Plc. We agreed to pay Saicol $15,000 per month, plus expenses for these management services. Mr. Sams' responsibilities included the sale of the PICK Net companies to Atlantic Tele-Network; the provision of office space in the United Kingdom; accounting maintenance and supervision of auditors, licensing and U.K. government filings and registration and management of agreements for the provision of fibre and satellite unlinking stations. This agreement was terminated in July 2000. Mr. Sams was a director of our company from September 1995 to August 2000 and our Chief Executive Officer and President from May 2000 to August 2000. Mr.Sams was not paid any amount under the agreement - see item 3 under "Legal Proceedings."

       In September 1998, we entered into a five-year employment agreement with Diego Leiva, as our President and Chief Executive Officer. The agreement provided for a salary of $300,000 per annum in the first year, increasing by $50,000 increments in each of the four following years. Mr. Leiva was entitled to a monthly car allowance of $1,600 per month for automobiles in Florida and New Jersey and reimbursement for reasonable living expenses in the location which is not his principal residence. Mr. Leiva's agreement precluded him from soliciting our employees or interfering with our relationships with other employees for 18 months after termination of employment. Mr. Leiva was also prohibited from competing with us during the period following termination of employment for which we are liable to pay him his base salary. In April 1999, Mr. Leiva's employment agreement was amended to provide he would continue solely as Chairman of the Board of Directors and to receive his salary at the rate of $300,000 per annum. As of May 8, 2000, Mr. Leiva resigned from all positions with our company and his employment agreement has been terminated. In addition, Mr. Leiva's employment with PICKSat was terminated on November 28, 2000.

         On November 3, 1999, we issued warrants to purchase 2.5% of the fully-diluted common stock of PICKSat outstanding as of the date of the warrant to Tri-Links Investment in connection with a bridge loan to PICKSat and we issued warrants to purchase an additional 1% of the fully-diluted common stock of PICKSat outstanding as of the date of the warrant to Tri-Links as of March 3, 2000 in connection with the extension of the bridge loan. These warrants are exercisable until December 31, 2004 at 50% of PICKSat's per share book value or the lowest sale price in a private transaction.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports of Form 8-K.

(a) 1.  Financial Statements                                              Page
                                                                          ----
Independent Auditor's Report                                               F-1

Consolidated Balance Sheets at December 31, 2000 and 1999                  F-3

Consolidated Statements of Operations for the Years Ended
     December 31, 2000, 1999 and 1998                                      F-4

Consolidated Statement of Stockholders' Deficiency for the Years Ended
     December 31, 2000, 1999 and 1998                                      F-5

Consolidated Statements of Cash Flows for the Years Ended
     December 31, 2000, 1999 and 1998                                      F-6

Notes to Consolidated Financial Statements                              F-7 - 25

(a)(2)   Reports on Form 8-K.  None

(a)(3)   Exhibits.

3.1 Amended Articles of Incorporation (1)
3.2 Certificate of Amendment to Articles of Incorporation (7)
3.3 By-Laws
4.1 Form of Warrant Agreement between Registrant and certain holders of warrants (3)
4.2 Form of Note issued by the Registrant to the Noteholders in the July 1998 Bridge Loan (6)
4.3 Form of Note issued by the Registrant to the Noteholders in the July 1998 Bridge Loan, as amended (6)
4.4 Form of Warrant issued by the Registrant to the Noteholders in the July 1998 Bridge Loan (6)
4.5 Form of Warrant issued by the Registrant to the Noteholders in the July 1998 Bridge Loan, as amended (6)
4.6 Certificate of Designation, Number, Powers, Preferences and Relative Participating, Optional and Other Special Rights, Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series B Convertible Preferred Stock (6)

4.7 Certificate of Designation, Number, Powers, Preferences and Relative Participating, Optional and Other Special Rights, Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series D Convertible Preferred Stock (6)
4.8 Form of Warrant issued by the Registrant to holders of the Series D Convertible Preferred Stock (6)
4.9 Form of Amended Note dated April 30, 1999 to the Noteholders in the July 1998 Bridge Loan (7)
10.1 General Security Agreement dated July 29, 1998 by and between the Registrant and Commonwealth Associates (7)
10.2  Amendment No. 1 to General Security Agreement dated December 20, 1999 (7)
10.3  Amendment No. 2 to General Security Agreement dated March 31, 2000 (7)
10.4 Employment Agreement dated September 28, 1998 between Diego Leiva and the Registrant (7)
10.5 Amendment dated April 22, 1999 to Employment Agreement between Diego Leiva and the Registrant. (7)
10.6 Restructuring Agreement dated April 21, 1999 by and between the Registrant and Commonwealth Associates (7)
10.7 Agreement dated November 12, 1999 by and between IDT Corporation and the Registrant. (7)
10.8 Guaranty Agreement dated November 12, 1999 by and between IDT Corporation and the Registrant. (8)
10.9 Forbearance letter dated July 27, 1999 by and among Worldcom Network Services, Inc. the Registrant and other entities of the Registrant (7).
10.10 Note dated November 10, 1999 issued by PICK Net, Inc. to IDT
        Corporation (7),
10.11 Consulting Agreement dated July 8, 1999 by and between Thomas M. Malone and the Registrant (7)
10.12 Loan Agreement dated November 3, 1999 by and among Tri-Links Investment Trust, PICKSat, Inc. and the Registrant (7)
10.13 Borrower Security Agreement dated November 3, 1999 by and among Tri-Links Investment Trust, and the Registrant (7)
10.14 Parent Guarantee Agreement dated November 3, 1999 by and among Tri-Links Investment Trust, and the Registrant (7).
10.15 Promissory Note dated November 3, 1999 issued by PICKSat, Inc. to Tri-Links Investment Trust (7).
10.16 Amendments to Stock Purchase Agreement dated January 13, 2000 by and between the Registrant and Lebow Investments, Ltd. (7).
10.17 Warrant dated January 13, 2000 issued by PICKSat, Inc. to Gulfsat Communications Company (7).
10.18 Credit Facility dated September 13, 1999 by and between the PICK Net, Inc. and Atlantic TeleNetwork, Inc. (7)
10.19 Guaranty dated September 13, 1999 by and between the Registrant and Atlantic TeleNetwork, Inc. (7).
10.20 Stock Purchase Agreement, between the Registrant and Lebow Investments, Ltd., dated as of September 13, 1999 (5)
10.21 PICKSat Option Agreement, among the Registrant, PICKSat, Inc. and Atlantic Tele-Network, Inc., dated as of September 13, 1999 (5)
10.22 Consulting Agreement, between PICKSat and TubiTec GmbH, dated June 1,
        2000 (8)
10.23 Employment Agreement dated August 6, 2000, between PICKSat and Wolfgang Wacker, as amended on April 24, 2001
10.24 Agreement between the Registrant and Helge Bornmann, dated September 7, 2000 (8)
21.1  Subsidiaries of the Registrant
23.1  Consent of Goldstein Golub Kessler LLP

------------
(1) Incorporated herein by reference from Exhibits to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.
(2) Incorporated herein by reference from Exhibits to Registrant's Form 10.
(3) Incorporated herein by reference from Exhibits to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.
(4) Incorporated herein by reference from Exhibits to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.
(5) Incorporated herein by reference from Exhibits to Registrant's Form 8-K for September 17, 1999.
(6) Incorporated herein by reference to Registrant's Registration Statement on Form S-1 (No. 333-85205) declared effective on November 15, 1999.
(7) Incorporated herein by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.
(8) Incorporated herein by reference to Registrant's post-effective amendment no. 1 to Form S-1 (Registration No. 333-85205).

                                   SIGNATURES

Pursuant to the requirements of Section l3 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on May 7, 2001.

                                            PICK COMMUNICATIONS CORP.


                                            By: /s/ Helge Bornmann
                                                -------------------------------
                                            Helge Bornmann


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on May 7, 2001:

Name                                  Title
----                                  -----

/s/ Helge Bornmann                    Chairman of the Board,
-------------------------             President and Chief Executive Officer
Helge Bornmann                        (Principal Executive Officer and
                                      Principal Financial Officer) and Director




-------------------------             Director
Michael Volz-Kjer



/s/ Wolfgang Nonn
-------------------------             Director
Wolfgang Nonn

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Independent Auditor's Report                                            F-2


Consolidated Financial Statements:

   Balance Sheets                                                       F-3
   Statement of Operations                                              F-4
   Statement of Stockholders' Deficiency                                F-5
   Statement of Cash Flows                                              F-6
   Notes to Consolidated Financial Statements                       F-7 - F-25

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES



INDEPENDENT AUDITOR'S REPORT



The Board of Directors
PICK Communications Corp.

We have audited the accompanying consolidated balance sheets of PICK Communications Corp. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PICK Communications Corp. and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and cash flows for each of the three years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company has incurred substantial recurring losses from operations, has a net capital deficiency and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



GOLDSTEIN GOLUB KESSLER LLP
New York, New York
April 18, 2001

                                                                                          PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                                                                                          CONSOLIDATED BALANCE SHEET
====================================================================================================================================
December 31,                                                                               2000                       1999
------------------------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets:
  Cash                                                                                 $     296,740              $           -
  Prepaid expenses and other current assets                                                   61,559                    176,455
  Current assets from discontinued operations                                                      -                    325,220
------------------------------------------------------------------------------------------------------------------------------------
      Total current assets                                                                   358,299                    501,675
------------------------------------------------------------------------------------------------------------------------------------
Property and Equipment - at cost, net of accumulated depreciation
 and amortization of $708,542 and $214,527, respectively                                   3,444,000                  4,434,970
------------------------------------------------------------------------------------------------------------------------------------

Other Assets:
  Security deposits                                                                          429,165                    261,796
  Deferred income tax asset, net of valuation allowance of $38,299,000
   and $30,509,000, respectively                                                                   -                          -
  Long-term assets from discontinued operations                                                    -                  2,068,394
------------------------------------------------------------------------------------------------------------------------------------
      Total other assets                                                                     429,165                  2,330,190
------------------------------------------------------------------------------------------------------------------------------------
      Total Assets                                                                     $   4,231,464              $   7,266,835
====================================================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
  Cash overdraft                                                                                   -              $      20,193
  Current portion of debt                                                              $   4,197,443                    888,000
  Accounts payable and accrued expenses                                                    9,647,889                  8,624,883
  Sales of common stock of subsidiary to be issued                                         6,056,700                          -
  Current liabilities from discontinued operations                                        12,234,246                 10,965,614
------------------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                           32,136,278                 20,498,690

Debt, less current portion                                                                 9,880,000                  9,880,000
Long-term Liabilities from Discontinued Operations                                                 -                    736,586
------------------------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                   42,016,278                 31,115,276
------------------------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' Deficiency:
  Convertible preferred stock - $.01 par value; authorized 10,000,000 shares;
   Designated as Series B - 2,000,000 shares; 1,871,000 shares; 395,000 shares and 930,000 shares outstanding, respectively; aggregate
    liquidation value $1,871,000                                                             395,000                    930,000
   Designated as Series D - 500,000 shares; issued 500,000 shares; 150,000 shares and 260,500 shares outstanding, respectively; aggregate
    liquidation value $5,000,000 and $4,660,000, respectively                              1,500,000                  2,605,000
  Common stock - $.01 par value; authorized 100,000,000 shares,
   issued 10,642,969 and 8,919,881 shares, respectively                                      106,465                     89,234
  Additional paid-in capital                                                              86,092,979                 79,746,228
  Options and warrants                                                                     2,720,071                  2,720,071
  Subscription receivable                                                                          -                   (340,000)
  Treasury stock, at cost, 3,550 shares                                                      (11,978)                   (11,978)
  accumulated other comprehensive income                                                       1,482                      1,482
  Accumulated deficit                                                                   (128,588,833)              (109,588,478)
------------------------------------------------------------------------------------------------------------------------------------
      Stockholders' deficiency                                                           (37,784,814)               (23,848,441)
------------------------------------------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Deficiency                                   $   4,231,464              $   7,266,835
====================================================================================================================================

The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements

                                                                                          PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                                                                                CONSOLIDATED STATEMENT OF OPERATIONS
------------------------------------------------------------------------------------------------------------------------------------
Year ended December 31,                                                              2000              1999                1998
------------------------------------------------------------------------------------------------------------------------------------
Revenue                                                                         $      32,919
------------------------------------------------------------------------------------------------------------------------------------
Costs and expenses:
  Selling, general and administrative                                              12,372,148      $  2,825,957        $  2,094,025
  Loss on retirement of fixed assets                                                  550,970
  Depreciation and amortization                                                       676,840           100,234              45,805
------------------------------------------------------------------------------------------------------------------------------------
Operating loss                                                                     13,599,958         2,926,191           2,139,830
------------------------------------------------------------------------------------------------------------------------------------
Other expense (income):
  Interest expense                                                                  2,761,790         1,824,845                   -
  Settlement of third party debts                                                    (293,977)                -                   -
  Net loss on marketable equity securities                                                  -                 -             133,000
------------------------------------------------------------------------------------------------------------------------------------
Total other expense                                                                 2,467,813         1,824,845             133,000
------------------------------------------------------------------------------------------------------------------------------------

Loss from continuing operations before minority interest in
 loss of consolidated subsidiaries and discontinued operations                     16,034,852         4,751,036           2,272,830

Minority interest in loss of consolidated subsidiaries                                      -             1,742               2,062
------------------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations                                                    16,034,852         4,749,294           2,270,768
------------------------------------------------------------------------------------------------------------------------------------
Discontinued operations:
  Loss from discontinued operations                                                   952,047         5,486,880          14,792,541
  Loss on disposal of discontinued operations and related costs                                      45,315,574                   -
  Loss  on abandonment of fixed assets                                              2,013,456
  Estimated cost to discontinue operations                                                  -         1,793,137                   -
------------------------------------------------------------------------------------------------------------------------------------
Total loss from discontinued operations                                             2,965,503        52,595,591          14,792,541
------------------------------------------------------------------------------------------------------------------------------------

Net loss                                                                           19,000,355        57,344,885          17,063,309

Beneficial conversion feature of preferred stock                                            -        25,170,000                   -
------------------------------------------------------------------------------------------------------------------------------------
Net loss applicable to common stock                                              $ 19,000,355      $ 82,514,885        $ 17,063,309
====================================================================================================================================
Loss from continuing operations and beneficial conversion
 feature of preferred stock per common share - basic and diluted                 $       1.56      $       6.30        $       0.61
====================================================================================================================================
Loss from discontinued operations per common share - basic and diluted           $       0.29      $      11.07        $       4.01
====================================================================================================================================
Net loss applicable to common share - basic and diluted                          $       1.85      $      17.37        $       4.62
====================================================================================================================================
Weighted-average shares outstanding - basic and diluted                            10,308,524         4,750,742           3,692,356
====================================================================================================================================

The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements

                                                                                          PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                                                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
------------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                    Series B Preferred Stock         Series D Preferred Stock
                                                                    ----------------------------------------------------------------
                                                                      Number                          Number
                                                                    of Shares          Amount        of Shares           Amount
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1998                                                 -                -               -                -

Issuance of common stock for compensation                                  -                -               -                -

Issuance of common stock in connection
 with private placement                                                    -                -               -                -

Issuance of common stock upon exercise of
 warrants by director                                                      -                -               -                -

Issuance of warrants in connection with
 short-term debt                                                           -                -               -                -

Issuance of options for compensation                                       -                -               -                -

Cancellation of 723,000 shares of treasury stock                           -                -               -                -

Accumulated other comprehensive loss                                       -                -               -                -

Net loss                                                                   -                -               -                -
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                                               -                -               -                -

Issuance of preferred stock                                        1,821,000      $ 1,821,000         466,000      $ 4,660,000

Issuance of preferred stock for services                              50,000           50,000

Issuance of common stock for services                                      -                -               -                -

Conversion of preferred stock to common stock                       (941,000)        (941,000)       (239,500)      (2,395,000)

Issuance of preferred stock as a subscription
 receivable                                                                -                -          34,000          340,000

Expiration of options and warrants                                         -                -               -                -

Preferred stock issuance cost - Series B and D                             -                -               -                -

Issuance of common stock upon exercise of
 options for cash                                                          -                -               -                -

Issuance of common stock for old debt                                      -                -               -                -

Issuance of common stock upon exercise of options and warrants for services

Issuance of common stock and warrants
 to the restructured debt and fees                                         -                -               -                -

Issuance of warrants for services

Issuance of options for services                                           -                -               -                -

Beneficial conversion feature of preferred stock                           -                -               -                -

Foreign currency translation adjustments

Net loss                                                                   -                -               -                -
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                                         930,000          930,000         260,500        2,605,000

Issuance of common stock for services                                      -                -               -                -

Issuance of options and warrants for services

Issuance of subsidiary's options, warrants and common stock to be issued for services

Issuance of subsidiary's common stock to new investors

Issuance of common stock for old debt                                      -                -               -                -

Conversion of common stock from preferred stock                     (535,000)        (535,000)        (76,500)        (765,000)

Issuance of common stock upon exercise of options and warrants

Cancellation of preferred stock as a subscription receivable                                          (34,000)        (340,000)

Net loss                                                                   -                -               -                -
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                                         395,000        $ 395,000         150,000      $ 1,500,000
====================================================================================================================================

------------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                        Common Stock
                                                                ------------------------                             Options
                                                                 Number                            Paid-in             and
                                                                of Shares         Amount           Capital           Warrants
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1998                                      3,605,902        $ 43,325        $ 5,886,825       $    21,242

Issuance of common stock for compensation                          66,299             663            296,363                 -

Issuance of common stock in connection
 with private placement                                           139,437           1,394            864,405                 -

Issuance of common stock upon exercise of
 warrants by director                                               5,000              50             13,450                 -

Issuance of warrants in connection with
 short-term debt                                                        -               -                  -         2,359,940

Issuance of options for compensation                                    -               -                  -           306,279

Cancellation of 723,000 shares of treasury stock                        -          (7,230)        (3,053,014)                -

Accumulated other comprehensive loss                                    -               -                  -                 -

Net loss                                                                -               -                  -                 -
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                                    3,816,638          38,202          4,008,029         2,687,461

Issuance of preferred stock                                             -               -                  -                 -

Issuance of preferred stock for services                                -               -                  -                 -

Issuance of common stock for services                             854,005           8,540            965,031                 -

Conversion of preferred stock to common stock                   1,511,238          15,112          3,320,888

Issuance of preferred stock as a subscription receivable

Expiration of options and warrants                                      -               -             89,743           (89,743)

Preferred stock issuance cost - Series B and D                          -               -           (544,750)                -

Issuance of common stock upon exercise of
 options for cash                                                  24,500             245             44,705

Issuance of common stock for old debt                             100,000           1,000            999,000

Issuance of common stock upon exercise of
 options and warrants for services                                437,500           4,375            639,245          (643,620)

Issuance of common stock and warrants
 to the restructured debt and fees                              2,176,000          21,760         45,054,337           239,477

Issuance of warrants for services                                                                                      494,996

Issuance of options for services                                                                                        31,500

Beneficial conversion feature of preferred stock                        -               -         25,170,000                 -

Foreign currency translation adjustments

Net loss                                                                -               -                  -                 -
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                                    8,919,881          89,234         79,746,228         2,720,071

Issuance of common stock for services                             200,000           2,000            198,000

Issuance of options and warrants for services                                                        595,511

Issuance of subsidiary's options, warrants and common
 stock to be issued for services                                                                   4,268,471

Issuance of subsidiary's common stock to new investors

Issuance of common stock for old debt                              50,000             500               (500)

Conversion of common stock from preferred stock                   917,500           9,175          1,290,825

Issuance of common stock upon exercise of
 options and warrants                                             555,588           5,556             (5,556)

Cancellation of preferred stock as a subscription receivable

Net loss                                                                -               -                  -                 -
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                                   10,642,969       $ 106,465       $ 86,092,979       $ 2,720,071
====================================================================================================================================

------------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                          Subscriptions                         Other
                                                            and Notes      Treasury        Comprehensive           Accumulated
                                                           Receivable       Stock           Income(Loss)              Deficit
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1998                                           -  $ (3,072,222)           $ 38,000             $ (10,010,284)

Issuance of common stock for compensation                            -                                                           -

Issuance of common stock in connection
 with private placement                                              -                                                           -

Issuance of common stock upon exercise of
 warrants by director                                                -                                                           -

Issuance of warrants in connection with
 short-term debt                                                                                                                 -

Issuance of options for compensation                                                                                             -

Cancellation of 723,000 shares of treasury stock                     -     3,060,244                                             -

Accumulated other comprehensive loss                                 -             -             (38,000)

Net loss                                                             -                                                 (17,063,309)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                                         -       (11,978)                  -               (27,073,593)

Issuance of preferred stock                                          -             -                   -                         -

Issuance of preferred stock for services                             -             -                   -                         -

Issuance of common stock for services                                -                                                           -

Conversion of preferred stock to common stock

Issuance of preferred stock as a subscription
 receivable                                                 $ (340,000)

Expiration of options and warrants                                   -                                                           -

Preferred stock issuance cost - Series B and D                       -                                                           -

Issuance of common stock upon exercise of options for cash

Issuance of common stock for old debt

Issuance of common stock upon exercise of options and warrants for services

Issuance of common stock and warrants
 to the restructured debt and fees                                   -                                                           -

Issuance of warrants for services

Issuance of options for services                                     -                                                           -

Beneficial conversion feature of preferred stock                     -                                                 (25,170,000)

Foreign currency translation adjustments                                                           1,482

Net loss                                                             -                                                 (57,344,885)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                                  (340,000)      (11,978)              1,482              (109,588,478)

Issuance of common stock for services

Issuance of options and warrants for services

Issuance of subsidiary's options, warrants and common stock to be issued for services

Issuance of subsidiary's common stock to new investors

Issuance of common stock for old debt

Conversion of common stock from preferred stock

Issuance of common stock upon exercise of options and warrants

Cancellation of preferred stock as a subscription receivable   340,000

Net loss                                                             -                                                 (19,000,355)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                                $        -     $ (11,978)            $ 1,482            $ (128,588,833)
====================================================================================================================================

--------------------------------------------------------------------------------
Year ended December 31, 2000
--------------------------------------------------------------------------------

                                                               Shareholders'
                                                                 Deficiency
--------------------------------------------------------------------------------
Balance at January 1, 1998                                    $ (7,093,114)

Issuance of common stock for compensation                          297,026

Issuance of common stock in connection
 with private placement                                            865,799

Issuance of common stock upon exercise of
 warrants by director                                               13,500

Issuance of warrants in connection with
 short-term debt                                                 2,359,940

Issuance of options for compensation                               306,279

Cancellation of 723,000 shares of treasury stock                         -

Accumulated other comprehensive loss                               (38,000)

Net loss                                                       (17,063,309)
--------------------------------------------------------------------------------
Balance at December 31, 1998                                   (20,351,879)

Issuance of preferred stock                                      6,481,000

Issuance of preferred stock for services                            50,000

Issuance of common stock for services                              973,571

Conversion of preferred stock to common stock                            -

Issuance of preferred stock as a subscription
 receivable                                                              -

Expiration of options and warrants                                       -

Preferred stock issuance cost - Series B and D                    (544,750)

Issuance of common stock upon exercise of
 options for cash                                                   44,950

Issuance of common stock for old debt                            1,000,000

Issuance of common stock upon exercise of
 options and warrants for services                                       -

Issuance of common stock and warrants
 to the restructured debt and fees                              45,315,574

Issuance of warrants for services                                  494,996

Issuance of options for services                                    31,500

Beneficial conversion feature of preferred stock                         -

Foreign currency translation adjustments                             1,482

Net loss                                                       (57,344,885)
--------------------------------------------------------------------------------
Balance at December 31, 1999                                   (23,848,441)

Issuance of common stock for services                              200,000

Issuance of options and warrants for services                      595,511

Issuance of subsidiary's options, warrants and common
 stock to be issued for services                                 4,268,471

Issuance of subsidiary's common stock to new investors

Issuance of common stock for old debt                                    -

Conversion of common stock from preferred stock                          -

Issuance of common stock upon exercise of
 options and warrants                                                    -

Cancellation of preferred stock as a subscription receivable             -

Net loss                                                       (19,000,355)
--------------------------------------------------------------------------------
Balance at December 31, 2000                                 $ (37,784,814)
================================================================================
The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements

                                                                             F-5

                                                                                          PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                                                                                CONSOLIDATED STATEMENT OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------------
 Year ended December 31,                                                             2000              1999                1998
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net loss                                                                       $ (19,000,355)     $ (57,344,885)      $ (17,063,309)
Adjustments to reconcile net loss to net cash used in operating activities:
 Loss on marketable securities                                                                                -             133,000
 Stock, options and warrants issued for compensation or services                     795,511          1,550,067             603,305
 Options and warrants issued by subsidiary for compensation or services            4,268,471
 Loss on disposal of discontinued operations and related costs                                       45,315,574                   -
 Loss on retirement or abandonment of fixed assets                                2,639,575
 Amortization of debt discount and debt placement expenses                                                    -           4,656,773
 Depreciation and amortization                                                       676,840            100,234             359,711
 Minority interest in loss of consolidated subsidiaries                                                  (1,742)             (2,062)
 Bad debt expense                                                                                             -             125,740
Changes in operating assets and liabilities:
 Decrease (Increase) in prepaid expenses and other current assets                    114,896            101,897          (1,017,764)
 Decrease (increase) in current assets from discontinued operations                  325,220            943,835            (231,499)
 Increase in security deposits                                                      (167,369)          (100,000)                  -
 Decrease (increase) in long-term assets from discontinued operations              2,068,394           (198,662)                  -
 Increase in accounts payable and accrued expenses                                 1,023,006          5,393,474           2,814,642
 Increase in deferred revenue                                                                                 -           1,502,153
 Increase in other current liabilities                                                                        -           2,814,316
 Increase in current liabilities from discontinued operations                      1,268,632                  -                   -
 Decrease in long-term liabilities from discontinued operations                     (736,586)        (1,001,554)                  -
------------------------------------------------------------------------------------------------------------------------------------
  Net cash used in operating activities                                           (6,723,765)        (5,241,762)         (5,304,994)
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Cash flows used in investing activity - Purchase of property and equipment        (2,325,445)        (1,340,035)         (3,817,153)
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
 Funds advanced on third-party debt, net of cash placement costs                   3,309,443            888,000          11,468,966
 Proceeds from issuance of common stock for cash                                                         44,950              13,500
 Proceeds from subsidiary's common stock to be issued                              6,056,700                  -                   -
 Proceeds from issuance of Series B preferred stock                                                   1,821,000                   -
 Proceeds from issuance of Series D preferred stock                                                   4,660,000                   -
 Payment of preferred stock issuance cost                                                              (544,750)                  -
 Decrease in long-term liabilities from discontinued operations                                        (306,130)
 Payment on third-party debt                                                                            (20,000)         (2,217,667)
 Increase in bank overdraft                                                         (20,193)             20,193                   -
 Funds advanced by stockholders                                                                               -              15,000
 Payments of stockholders' advances                                                                           -            (185,000)
------------------------------------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                                       9,345,950           6,563,263           9,094,799
------------------------------------------------------------------------------------------------------------------------------------
 Effect of foreign translation on cash                                                     -              1,482                   -
------------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                      296,740            (17,052)            (27,348)

Cash at beginning of year                                                                  -             17,052              44,400
------------------------------------------------------------------------------------------------------------------------------------
Cash at end of year                                                             $    296,740      $           -       $      17,052
====================================================================================================================================

Supplemental disclosures of cash flow information:

Cash paid during the year for interest from:
  Continuning operations                                                        $     38,417      $       1,519       $            -
====================================================================================================================================
  Discontinued operations                                                       $          -      $     171,413       $    1,167,716
====================================================================================================================================

Supplemental schedule of noncash investing and financing activities:

Assets from discontinued operations acquired under capital leases               $          -      $           -       $      591,026
====================================================================================================================================
Discounts on short-term debt                                                    $          -      $           -       $    1,312,934
====================================================================================================================================
Conversion of debt to equity                                                    $          -      $   1,000,000       $            -
====================================================================================================================================
(Cancellation) issuance of preferred stock as subscriptions receivable          $   (340,000)     $     340,000       $            -
====================================================================================================================================
Beneficial conversion feature of preferred stock                                $          -      $ (25,170,000)      $            -
====================================================================================================================================

The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements

                                                                             F-6

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
1. PRINCIPAL        PICK Communications Corp. and Subsidiaries (collectively,
   BUSINESS         the "Company") provide satellite-based Internet access and
   ACTIVITY AND     interactive multimedia services to end-user service
   SUMMARY OF       providers. In March 1999, the Company formed a new
   SIGNIFICANT      subsidiary, PICK Online.Com Inc., a media content aggregator
   ACCOUNTING       using a satellite-based multicast delivery system for
   POLICIES:        Internet service providers and broadband networks. The
                    Company is headquartered and leases facilities in Miami, Florida.

                    The accompanying consolidated financial statements include the accounts of PICK Communications Corp. and its wholly owned subsidiaries, PICKSat Inc. ("PICKSat"), PICK Online.Com Inc. ("POL"), and the discontinued operations of PICK US Inc. f/k/a PICK Inc. ("PICK US"), PICK Net Inc. ("PICK Net") and PICK Net UK PLC ("Pick Net UK") and P.C.T. Prepaid Telephone Inc. ("PCT"), its majority owned subsidiary. All significant intercompany balances and transactions have been eliminated.

                    The Company has discontinued the operations of its telecommunication and prepaid calling card business consisting of PICK US, PICK Net and PICK Net UK (see Note
                    11).

                    The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and revenue and expenses for the periods then ended. Actual results could differ from those estimates.

                    Revenue from PICKSat was derived from monthly fees charged based upon the type of usage and bandwidth contracted for, one time installation charges, and sale of computer card required to access certain PICKSat services. For the year ended December 31, 2000, both PICKSat and POL had no significant revenue. Revenue from the discontinued operations were recognized at the time that the service was provided, for long-distance time as reported by the electronic switching devices, and for prepaid calling cards revenue as the card was used.

                    For comparability, certain 1999 and 1998 amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2000.

                    Basic net loss per share is computed by dividing the net loss applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is not presented separately because the inclusion of common share equivalents in the calculation would be antidilutive.

                    The Company does not believe that any recently issued but not yet effective accounting standards will have a material effect on the Company's consolidated financial position, results of operation or cash flows.

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                    Depreciation of property, equipment and software is provided for by the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is calculated by the straight-line method over the term of the lease.

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

                    Loss from continuing operations and beneficial conversion feature of preferred stock per common share - basic is computed by adding (i) the beneficial conversion feature of preferred stock and (ii) the loss from continuing operations and then dividing the result by the weighted-average common shares outstanding - basic. The loss from discontinued operations per common share - basic was computed by dividing total loss from discontinued operations by the weighted-average common shares outstanding - basic. Net loss per common share applicable to common stock - basic is computed by dividing the net loss applicable to common stock by the weighted-average common shares outstanding - basic. Diluted net loss per share is not presented because the inclusion of common share equivalents would be antidilutive.

2. PREPAID          Prepaid expenses and other current assets consist of the
   EXPENSES AND     following:
   OTHER CURRENT
   ASSETS:
                    December 31,                            2000         1999
                    ------------------------------------------------------------

                    Accounts receivable                    $ 3,942
                    Computer equipment for resale                -     $ 58,159
                    Inventory                               24,750            -
                    Prepaid expenses                         5,840       61,851
                    Advances and other current assets       27,027       56,445
                    ------------------------------------------------------------
                                                          $ 61,559     $176,455
                    ============================================================

3. PROPERTY AND     Property and equipment, at cost, consists of the following:
   EQUIPMENT:

                                                                                        Estimated
December 31,                                  2000                  1999               Useful Life
-----------------------------------------------------------------------------------------------------
Property, equipment and software          $ 3,544,462          $   567,543          3 and 5 years of
Leasehold improvements                        608,080                    -          lease term
Assets development/
installation-in-process                             -            4,081,954
-----------------------------------------------------------------------------------------------------
                                            4,152,542            4,649,497
-----------------------------------------------------------------------------------------------------
Less accumulated depreciation
and amortization                              708,542              214,527
=====================================================================================================
                                          $ 3,444,000          $ 4,434,970
=====================================================================================================

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                    The hardware and software costs related to the Company's high-speed Internet business, which was under development in 1999 was placed in service during the third quarter of 2000. Depreciation commenced at that time.

4. DEBT:            Debt consists of the following:

                    December 31,                         2000           1999
                    ------------------------------------------------------------

                    Private placement debt (a)       $ 9,880,000     $ 9,880,000
                    Note payable (b)                   2,750,000               0

                    Revolver loan (c)                  1,447,443         412,000

                    Note payable (d)                           0         476,000
                    ------------------------------------------------------------
                                                      14,077,443      10,768,000

                    Less current portion of debt       4,197,443         888,000
                    ------------------------------------------------------------
                    Debt, less current portion       $ 9,880,000     $ 9,880,000
                    ============================================================

                    (a) Between July 29, 1998 and September 8, 1998, the Company, through Commonwealth Associates ("Commonwealth"), placed $9,900,000 (face amount) of 10%, 120-day Senior Secured Notes (the "Original Notes") and 9,900,000 warrants to purchase 990,000 shares of the Company's common stock at $5.00 per share for five years (the "Placement"). The Original Notes were secured by all the assets of PICK Communications Corp. The Company allocated $8,587,066 of the gross sales proceeds to the debt and $1,312,934 to the warrants. The $1,312,934 discount was amortized as interest expense over the original 120-day life of the Original Notes. In November and December 1998, the Company exercised its rights to extend the maturity date of the Original Notes for 60 days. Under the terms of the Original Notes, the interest rate of the Original Notes was increased to 18% per annum, retroactive to the issuance of the Original Notes. In January, February and March 1999, the holders of the Original Notes agreed to extend the maturity of the Original Notes until April 27, 1999. In return for the extensions, the Company agreed to issue 50,012 shares of its common stock (valued at $265,063 and included in loss from discontinued operations in the accompanying consolidated statement of operations) and warrants (valued at $485,100 and included in loss from discontinued operations in the accompanying consolidated statement of operations) to purchase 245,750 shares of the Company's common stock for five years at $5.00 per share to the holders of the Original Notes. For the placement of the Original Notes, the Company paid Commonwealth and Liberty Capital (the Company's co-financial advisor) $1,099,000 in cash, issued 139,437 shares of common stock (valued at $865,799) and warrants to purchase 250,986 shares of common stock at $5.00 per share (valued at $383,002) for five years. The costs related to the Placement were being deferred and amortized as debt placement expenses over the term of the debt. At December 31, 1998, all debt placement was amortized and included in the consolidated statement of operations.

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                    On April 27, 1999, the holders of the Original Notes, who controlled in excess of 99% of the principal which was due on April 27, 1999, consented to restructure their Original Notes (the "Restructured Notes") and extend the maturity date until April 27, 2002. Additionally, the Company has the option to extend the maturity date for one additional year in which event the conversion price (see below) will be reduced to 50% of the market price. Under the terms of the restructuring, the Restructured Notes are convertible into shares of common stock at $10.00 or less per share (valued at $7,077,600), as defined in the terms of restructuring. The Restructured Notes automatically convert to common stock if the closing bid price exceeds $15.00 per share, as defined. In January 2000, as a result of antidilution provision of the Restructured Notes the conversion rate was reduced to $5.00 per share.

                    In consideration for the restructuring, the consenting noteholders received the following:

                    (i) the right for a two-year period to exchange the existing warrants for an aggregate of 988,000 shares of the Company's common stock for no consideration (valued at $15,604,800); and

                    (ii) the right to receive from the Company an aggregate of
                         988,000 shares of the Company's common stock for no consideration (valued at $16,907,600).

                    During 1999, the 1,976,000 shares referred to in (i) and
                    (ii) above were issued to the consenting noteholders.

                    In consideration for the restructuring of the Original Notes, the Company also issued to Commonwealth 200,000 shares of common stock (valued at $3,440,000 and which amount is included in loss on disposal of discontinued operations in the accompanying consolidated statement of operations) plus warrants to purchase 50,000 of the Company's common stock at $13.75 per share (valued at $239,477 and included in loss on disposal of discontinued operations in the accompanying consolidated statement of operations). Additionally, warrants previously issued to Commonwealth will be exercisable at $1.00 per share (valued at $2,046,097 and included in additional paid-in capital in the accompanying consolidated balance sheet).

                    Due to the restructuring of the $9,900,000 Original Notes, the Company recorded an increase in additional paid-in capital of $45,054,337, $21,760 in issuance of common stock and $239,477 in issuance of warrants, total amounted to $45,315,574 during 1999. This charge used no cash of the Company.

                    At December 31, 1999, management believed the cost of the restructuring had no future value. Accordingly, all amounts were written off and charged to loss on disposal of discontinued operations and related costs since most of the funds were used to fund these operations. Additionally, all deferred interest and placement charges were also written off and included in the loss on disposal of discontinued operations and related costs.

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                    (b) PICKSat issued three separate promissory notes (the "Notes") to an investor, a Kuwaiti company, for the aggregated amount of $2,750,000 at the rate of 7.50% per annum as follows:
                         o On October 15, 2000, PICKSat issued the first promissory note for the principal sum of $2,000,000. The principal amount plus accrued interest is due on October 15, 2001.
                         o On December 15, 2000, PICKSat issued the second promissory note for the principal sum of $500,000. This promissory note was for a convertible loan on a pari passu basis with Atlantic Tele-Network, Inc. ("ATN"). The principal amount plus accrued interest is due on December 15, 2001.
                         o On December 26, 2000, PICKSat issued the third promissory note for the principal sum of $250,000. The principal amount plus accrued interest is due on December 26, 2001.

                    The Notes are collateralized by all the assets of PICKSat.

                    (c) On November 3, 1999, PICKSat obtained a 120-day revolver for $500,000 (the "Revolver") from Tri-Links Investment Trust ("Tri-Links"). The Revolver balance at December 31, 1999 amounted to $412,000 plus accrued interest at the rate of 13% per annum. The interest rate was increased to 15% per annum upon default; payment of which is guaranteed by PICK. Tri-Links was granted a security interest in substantially all of PICKSat's assets which was initially subordinated to ATN and then made pari passu and equal in priority as of April 2000. The Revolver came due on March 3, 2000 and was extended until May 3, 2000. In addition, on January 26, 2000, Tri-Links, PICK, PICKSat and Group Technology for Scientific Equipment and Supplies and Salah Khalid Al-Fulaij ("Fulaij") entered into an Amendment Agreement which was amended again in March and April 2000, whereby the commitment under the Revolver was eventually increased. The loan payable balance at December 31, 2000 amounted to $1,447,430 plus accrued interest. The Company has not made any principal payment under this agreement as of April 18, 2001.

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                    (d)PICKSat issued a promissory note payable to ATN aggregating $476,000, which loan bears interest at prime plus 2%. This promissory note was entered into in connection with PICKSat options as described in the PICKSat option agreement dated September 13, 1999. ATN chose not to exercise this option. The promissory note became due and payable on February 4, 2000 but has not been paid. On January 4, 2000, in consideration of the then pending completion of the sale of the Company's PICK Net subsidiaries (see Note 11), as well as the termination of the PICKSat option, ATN received five-year warrants to purchase 1,000,000 shares of PICK common stock exercisable at $2.00 per share. This promissory note was assumed by PICK Net's buyer on the date of the sale of PICK Net, January 18, 2000. During the second quarter ended June 30, 2000, PICKSat removed the full loan balance plus accrued interest from its books and recorded the amount on PICK Net's books, which amount is included in current liabilities from discontinued operations in the accompanying consolidated balance sheet.

5. ACCOUNTS         Accounts payable and accrued expenses consist of the
   PAYABLE          following:
   AND ACCRUED
   EXPENSES:

December 31,                                            2000                1999
------------------------------------------------------------------------------------
Accounts payable - operating                        $ 1,096,298          $ 2,323,613
Accrued expenses - operating                            803,495            2,272,306
Subsidiary's common stock to be issued                  124,975                    0
Accrued expenses - for equipment                              -            1,066,000

Accrued interest - for loans and settlements          4,660,157                    0

Accrued expenses - settlement reserves

(see note 12)                                         2,962,964            2,962,964

------------------------------------------------------------------------------------
                                                    $ 9,647,889          $ 8,624,883
====================================================================================

6. PREFERRED        In March 1999, the board of directors authorized the
   STOCK:           issuance of 2,000,000 shares of Series B convertible
                    preferred stock. The Series B convertible preferred stock has a par value of $.001 per share and 1,821,000 shares were issued, convertible into 1,821,000 shares of the Company's common stock at the rate of $1.00 per share. An additional 50,000 shares were issued (valued at $50,000) for professional services provided to the Company. There was a placement cost of $85,000 related to the issuance of Series
                    B and the amount was paid in full during 1999. Through
                    December 31, 2000, an aggregate of 1,476,000 shares of Series B convertible preferred stock has been converted into 1,476,000 shares of common stock and 395,000 shares remain convertible into common stock.

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                    In April 1999, the board of directors authorized the issuance of 500,000 shares of Series D convertible preferred stock. The Series D convertible preferred stock has a stated par value of $.001 per share and was initially convertible into 1,190,500 shares of the Company's common stock at the rate of $4.20 per share. As of December 31, 1999, the Company had sold an aggregate of 466,000 shares of Series D convertible preferred stock for $4,660,000 prior to the payment of $459,750 of preferred stock placement costs. This $459,750 placement costs has been recorded in the additional paid in capital account. In addition, the Company issued an aggregate of 700,000 common stock purchase warrants in connection with the sale of Series D convertible preferred stock. Each warrant, as adjusted, is exercisable at $6.30 per share of common stock for a two-year period for an aggregate of 70,000 shares. On July 15, 1999, the Company sold 34,000 shares of Series D convertible preferred stock for $340,000 to Diego Leiva, chairman of the board. The purchase was evidenced by a recourse promissory note secured by a pledge of the securities. The 34,000 shares, 68,000 warrants and $340,000 promissory note have all been cancelled upon termination of Mr. Leiva's employment by the Company.

                    In January 2000, the conversion rate was adjusted so that the preferred stock converts into shares at $2.00 per share. Through December 31, 2000, an aggregate of $3,160,000 of the principal amount of Series D convertible preferred stock had been converted into 952,738 shares of common stock. An aggregate of $1,500,000 principal amount remains outstanding, convertible into 750,000 shares of common stock.

                    At the time of issuance, the Series B and Series D were convertible at prices below the market value of the underlying common stock. The beneficial conversion feature represented by the intrinsic value is calculated as the difference between the conversion price and the market price of the underlying common stock multiplied by the number of shares to be issued from the conversion. The beneficial conversion feature is recognized as a return to the preferred stockholders. At December 31, 1999, the beneficial conversion feature amounted to $6,361,000 and $18,809,000 aggregating to $25,170,000 for the Series B and Series D, respectively. The beneficial conversion feature had no value at December 31, 2000.

7. COMMON STOCK:    On February 26, 1999, the board of directors of the Company authorized an increase of the Company's authorized shares of common stock from 100,000,000 to 400,000,000 shares which was effective on April 13, 1999.

                    Effective July 28, 1999, the board of directors of the Company authorized a change in shares of common stock from 400,000,000 with par value of $.001 to 100,000,000 with par value of $0.01 per share.

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
8. STOCK OPTIONS:   In February 1996, the Company adopted an incentive stock
                    option plan for employees, directors, independent contractors and consultants of the Company which provides for the grant of stock options and stock appreciation rights. Options may be granted at prices not less than fair market value of the Company's common stock at the date of grant and may not be exercised more than 10 years after the date granted. Unless otherwise provided, options vest at a rate of 20% a year commencing with the date of grant. On
                    March 19, 1999, the board of directors increased the aggregate number of shares of common stock reserved for issuance under the plan from 750,000 shares to 1,000,000 shares. Of the total number of shares of common stock as of December 31, 2000, 767,000 shares of common stock relate to options issued outside of the incentive stock option plan.

                    Transactions related to stock options are as follows:

                                                     Number     Weighted-average
                                                    of Shares   Price per Share
                    ------------------------------------------------------------

                    Balance at January 1, 1998        450,000        $ 2.30
                    Granted                           680,000          5.20
                    Expired/canceled                   (5,000)        (2.70)
                    ------------------------------------------------------------

                    Balance at December 31, 1998    1,125,000          4.10
                    Granted                         1,237,500          3.11
                    Exercised                        (437,500)        (2.06)

                    Canceled/forfeited               (907,500)        (3.78)

                    ------------------------------------------------------------
                    Balance at December 31, 1999    1,017,500          2.49
                    Granted                         1,235,000          0.32
                    Exercised                               -             -
                    Expired/canceled                 (442,000)        (2.33)

                    ------------------------------------------------------------
                    Balance at December 31, 2000    1,810,500        $ 1.05
                    ============================================================

                    The weighted-average fair value per share of options granted during the years ended December 31, 2000, 1999 and 1998 amounted to $0.68, $0.06 and $1.30, respectively.

                    Approximately $795,511, $1,228,624 and $306,000 of charges are reflected in selling, general and administrative expenses for the years ended December 31, 2000, 1999 and 1998, respectively, relating to options granted to nonemployees.

                    In addition, $4,393,446 of charges are reflected in selling, general and administrative expenses for the year ended December 31, 2000 for the issuance of PICKSat's stock options, warrants and common stock to be issued to non-employees and employees.

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                    The Company has elected, in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation to apply the current accounting rules under Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock options and, accordingly, has presented the disclosure-only information as required by SFAS No. 123. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net loss and net loss per common share for the years ended December 31, 2000, 1999, and 1998 would approximate the pro forma amounts indicated in the table below:

                                  2000                1999           1998
-----------------------------------------------------------------------------
Net loss - as reported         $19,000,355        $57,344,885     $17,063,309
Net loss - pro forma           $19,000,355        $57,454,201     $17,253,914
Diluted net loss per
 common share - as reported    $      1.85        $     12.07*    $      4.62
Diluted net loss per
 common share - pro forma      $      1.85        $     12.09*    $      4.67
-----------------------------------------------------------------------------

                    * This does not give effect to the beneficial conversion feature of preferred stock.

                    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the years ended December 31, 2000, 1999 and 1998, respectively; expected volatility of 250%, 18% and 18%, respectively; risk-free interest rates of 6.00%, 5.00% and 6.01%, respectively; no annualized dividends paid with respect to a share of common stock at the date of grant, and options have expected lives of between two and ten years.

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                    The following table summarizes information about fixed stock options outstanding at December 31, 2000:

                                            Options                      Options
                                          Outstanding                  Exercisable
------------------------------------------------------------------------------------------
                                           Weighted-
                              Number        Average    Weighted-     Number       Weighted-
                          Outstanding at   Remaining    Average  Exercisable at    Average
                           December 31,   Contractual  Exercise   December 31,    Exercise
Range of Exercise Prices       2000      Life (Years)    Price        2000          Price
--------------------------------------------------------------------------------------------
$0.00- $0.10                 910,000          4.42       $0.08       910,000        $0.08
$1.00 - $1.25                250,000          4.22        1.10       250,000         1.10
$1.63 - $1.81                555,500          2.78        1.80       555,500         1.80
$5.00 - $5.50                 85,000          2.67        5.21        85,000         5.21

       $9.90                  10,000          1.85        9.90        10,000         9.90

--------------------------------------------------------------------------------------------
        Total              1,810,500          3.79       $1.05     1,810,500        $1.05
============================================================================================

                    On March 3, 1999, the board of directors granted each of the then three independent directors options to purchase 50,000 shares of common stock at $1.81 per share. Those options became fully vested on March 3, 2000.

9. COMPREHENSIVE    Comprehensive income, as defined in SFAS No. 130, Reporting
   INCOME (LOSS):   Comprehensive Income (Loss), includes all changes in equity during a period from non-owner sources. An example of items included in comprehensive income (loss) that are excluded from net income (loss) are unrealized gains or losses on marketable equity securities. For the years ended December
                    31, 2000, 1999 and 1998, changes in accumulated other comprehensive income (loss) were $0, $1,482 and ($38,000), respectively, and relate to unrealized gains or losses on marketable equity securities.

10. INCOME TAXES:   The Company's deferred tax assets at December 31, 2000
                    consist of the following:

                    Federal                                         $32,694,000
                    State                                             5,605,000
                    ------------------------------------------------------------

                                                                     38,299,000
                    Less valuation allowance                        (38,299,000)

                    ------------------------------------------------------------
                          Net deferred tax assets                   $       -0-
                    ============================================================


                    The deferred tax assets are comprised of the tax benefit of net operating loss carryforwards, and capital loss carryforwards from continuing operations are approximately $22,926,000 and $133,000, respectively, at December 31, 2000. Net operating loss carryforwards from discontinued operation and loss on disposal from discontinued operations are approximately $23,244,924 and $47,109,000, respectively at December 31, 2000. These losses are available to offset future taxable income through the years 2019 and 2003, respectively.

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
11. DISCONTINUED    On June 23, 1999, the Company formalized its plan to
    OPERATIONS:     discontinue its telecommunications and prepaid calling card business consisting of PICK US, PICK Net and PICK Net UK PLC
                    (collectively, "PICK Net"). Accordingly, the telecommunications and prepaid calling card business are accounted for as a discontinued operation in the accompanying consolidated financial statements. The Company contracted to sell PICK Net on September 13, 1999 and discontinued the operations of PICK US. On January 18, 2000,
                    PICK completed the sale of all of the stock of PICK Net for nominal value, and had approximately $10,700,000 million of PICK Net's liabilities assumed. As part of this transaction, the Company issued warrants to purchase 1,000,000 shares of common stock (valued at $1,000,000) to ATN. Subsequent to the closing of the sale of PICK Net, the buyer defaulted on its payment obligation. As a result of the default of the buyer, the assumed liabilities continue to remain outstanding on the Company's financial statements. The
                    Company has demanded compliance by the buyer.

                    Operating results of discontinued telecommunications and prepaid calling card business are as follows:

Year ended December 31,                              2000             1999             1998
-------------------------------------------------------------------------------------------
Sales of long-distance services               $   168,598      $ 2,566,823      $ 1,978,441
Sales of prepaid calling cards                          0        3,362,999        7,844,462

-------------------------------------------------------------------------------------------
Net sales                                         168,598        5,929,822        9,822,903
-------------------------------------------------------------------------------------------

Cost of sales                                     328,864        7,859,558       16,392,544
Selling, general and administrative               585,138        2,332,047        1,786,075
Depreciation and amortization                      18,587          451,116          313,906
Bad debt expense                                   64,099           47,262          125,740


-------------------------------------------------------------------------------------------
Total costs and expenses                          996,688       10,689,983       18,618,265
-------------------------------------------------------------------------------------------

Loss before amortization of debt
 placement expenses and interest expense          828,090        4,760,161        8,795,362
Amortization of debt placement expenses
 and interest expense                             123,957          726,719        5,997,179
-------------------------------------------------------------------------------------------

Loss from discontinued operations                 952,047        5,486,880       14,792,541
-------------------------------------------------------------------------------------------

Loss on disposal of discontinued
  operations and related costs                          0       45,315,574                0
-------------------------------------------------------------------------------------------

Estimated cost to discontinue operations                0        1,793,137                0
Loss on abandonment of fixed assets             2,013,456                0                0
-------------------------------------------------------------------------------------------
Total loss from discontinued operations        $2,965,503      $52,595,591      $14,792,541
===========================================================================================

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                    Assets and liabilities of discontinued telecommunications and prepaid calling card business are as follows:

Year ended December 31,                                        2000                 1999
----------------------------------------------------------------------------------------
Cash                                                              0         $     18,117

Accounts Receivable, less allowance for
 doubtful accounts of $0 and $482,735, respectively               0              228,885
Prepaid expenses and other current assets                         0               78,218

----------------------------------------------------------------------------------------
Current assets from discontinued operations                       0              325,220
----------------------------------------------------------------------------------------

Property and equipment - at cost, net of
 accumulated depreciation and amortization
 of $0 and $771,301, respectively                                 0            2,032,044

Security deposits                                                 0               36,350

----------------------------------------------------------------------------------------
Long-term Assets from Discontinued Operations                     0            2,068,394
----------------------------------------------------------------------------------------

Current liabilities:
  Current portion of debt (a)(b)(c)                     $ 4,757,332            3,814,244
  Current portion of other debt                           1,018,578              306,130
  Accounts payable and accrued expenses                   6,363,336            6,815,620
  Deferred revenue - prepaid calling cards                        -               29,620
  Other current liabilities - AT&T settlement                95,000                   -

----------------------------------------------------------------------------------------
Current liabilities from discontinued
 operations                                              12,234,246           10,965,614
----------------------------------------------------------------------------------------

Long-term liabilities from discontinued
 operations - less current portion                                0              736,586
----------------------------------------------------------------------------------------
        Net liabilities of discontinued
         operations                                     $12,234,246         $  9,308,586
========================================================================================

                    (a) In February 1998, the Company amended its existing
                        telecommunications agreement with IDT Corporation ("IDT"), one of its long distance vendors/customers. Under the terms of the amendment, the Company agreed to sell IDT up to 10,000,000 minutes per month of long distance traffic, through June 9, 1999, at favorable rates and IDT agreed to lend the Company $2,000,000. Of this amount, $500,000 was funded when the transaction was signed, $1,000,000 was funded in April 1998 and the remaining $500,000 was advanced in June 1998. The loan bore interest at 9% per annum and matured on February 9, 1999. In April 1999, the Company renegotiated its loan into a new six-month promissory note (the "Note"), in the amount of $2,000,000 plus $60,000 accrued interest at 12% per annum.

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                        Pursuant to an agreement dated November 12, 1999, the Company extended the Note for an additional six months in the principal amount of $2,000,000 plus accrued interest. The Company issued to IDT 40,000 shares of PICK's common stock in exchange for IDT's warrants to purchase 40,000 shares of PICK's common stock, which were canceled upon such delivery, plus a restructuring fee of 50,000 shares of PICK common stock. The Company also agreed to pay $250,000 upon the earlier to occur of 30 days from the date of execution of the agreement or the completion of additional financing for at least $5,000,000 for PICK and shall make six monthly principal payments of $25,000 each on the last business day of each month following the issue date of this Note, beginning on November 15, 1999. PICK elected to exercise its option to extend the maturity date of the Note from six months to eighteen months (until May 15, 2001) and delivered to IDT 37,500 shares of PICK's common stock.

                        Thereafter, PICK agreed to pay IDT $25,000 per month for all 12 months, including the six monthly payments described above beginning on November 15, 1999. Interest is payable monthly at 9% per annum. This Note will automatically convert into common stock at $10.00 per share if the average price of the Company's common stock exceeds $15.00 per share for at least 20 consecutive days during which time the daily trading volume is at least 20,000 shares. All shares of common stock issued or issuable to IDT were included in a registration statement declared effective on November 12, 1999. PICK has been unable to make any required cash payments to IDT under the Note.

                    (b) As of December 31, 2000, PICK Net has received from an affiliate of the buyer of PICK Net approximately
                        $283,000.

                    (c) PICK Net has promissory notes with ATN in the aggregate amount of $2,052,857 (including $476,000 principal amount plus accrued interest assumed from PICKSat by PICK Net's buyer on the date of sale, January 18, 2000). At December 31, 2000, these notes bear interest at prime plus 2% (11.5%). These promissory notes were entered into in connection with sales of PICK Net as described in the stock purchase agreement dated September 13, 1999. The promissory notes became due and payable on February 4, 2000 and have not been paid (see Note 4).

12. LITIGATION AND  The Company is, from time to time, party to litigation that
    RESERVE FOR     arises in the ordinary course of its business operations or
    CONTINGENT      otherwise. Except as described below, the Company is not
    LIABILITY:      presently a party to any litigation that it believes would have a material adverse effect on its business.

                    In February 1997, the Company commenced a mediation action against American Telephone & Telegraph ("AT&T") seeking $10,000,000 in damages for breach of contract and fraudulent inducement and malicious conduct under a carrier agreement (the "Carrier Agreement") entered into in February 1996. The Company contracted with AT&T under the Carrier Agreement for inbound 800 service and outbound domestic and international long distance service. The Company claimed that AT&T reneged on certain commitments to provide the Company with lower international rates than the Company was invoiced by AT&T. AT&T claimed that the Company owed it in excess of $1,000,000. The Company has recorded a liability of $1,706,342 plus accrued interest of which $95,000 plus accrued interest was recorded on PICK Net's books and shown in current liabilities from discontinued operations.

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                    After two mediation sessions, AT&T indicated that it intended to withdraw from the mediation. Accordingly, on November 5, 1997, the Company filed for arbitration proceedings against AT&T and reduced its claim to $5,000,000. The trial began on April 19, 1999 and ended on April 22, 1999. In October 1999, the arbitrator found that AT&T was entitled to the gross claim of $1,776,000 minus credits found in the Company's favor of $399,000 for a net amount of $1,376,447 plus 9% interest per annum since January 31, 1997.

                    Unless it is able to negotiate payment over an extended period of time this amount could force the Company into curtailing its operations or seeking protection under the bankruptcy laws. AT&T converted the arbitration award into a judgment and has attempted to enforce its judgment.

                    During March 1999, Worldcom Network Services, Inc., d/b/a Wiltel ("Worldcom"), commenced a lawsuit against the Company in the United States District Court, Southern District of New York, demanding a judgment in the amount of $1,177,734 and interest at 18% per annum plus costs and expenses. The plaintiff alleges that the Company failed to pay for telecommunications services provided. On April 15, 1999, the Company and Worldcom agreed to a settlement (the "Settlement Agreement"). Under the terms of the Settlement Agreement, the Company agreed to pay Worldcom $1,256,622 (the "Settlement Payment") in exchange for a full and complete settlement of Worldcom's lawsuit against the Company. The Company agreed to pay the Settlement payment with interest at 16% per annum on or before January 16, 2000 and for Worldcom to discontinue, without prejudice, the legal proceedings until such date. The Company exercised its option to extend the forbearance through January 16, 2001. The Company agreed to pay Worldcom a 100,000 share restructuring fee. PICK has been unable to make any required cash payments due under this settlement as of April 2001.

                    On March 27, 2000, Telecom Management Resources, Inc. (as successor to International Career Information, Inc.), a vendor of PICK Net, commenced a lawsuit against the Company and PICK Net in the Superior Court of New Jersey, Law Division, Hudson County. The complaint involved the alleged non-payment of $58,220 under a Facilities Management Service Agreement and $50,400 for additional payments under an acceleration provision plus interest. The Company answered and denied the charges and raised affirmative defenses including the fact that the liability was assigned to PICK Net with the consent of the plaintiff and then PICK Net was sold. The parties have reached an agreement in principle to settle this litigation for $21,250 which had been properly recorded at December 31, 2000, and was subsequently paid.

                    On April 14, 2000, Teleglobe USA, Inc. threatened litigation to recover $900,812 plus interest, from the Company. The Company believes that its former subsidiary, PickNet Inc., is the obligor, and so informed Teleglobe USA, Inc. by letter dated May 18, 2000. To our knowledge, no litigation involving the Company has commenced. At the present time, the outcome of this threatened litigation cannot be predicted.

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                    On February 5, 2001, Robert Sams, individually and on behalf of SAICOL Limited, a Bermuda corporation of which Mr. Sams is allegedly the President and sole shareholder, commenced an action in the Court of the Eleventh Judicial Circuit for Dade County, Florida (Case No. 0102847 CA 21) against us, PICKSat, Wolfgang Wacker and Salah Al-Fulaij, alleging the following:

                         o   Breach his employment agreement.

                         o Wolfgang Wacker and Salah Al-Fulaij fraudulently induced him to resign as Chairman of the Company's Board of Directors and the sole Director and to appoint Salah Al-Fulaij as Chairman of the Board and as sole director as a condition to entering into his employment agreement.

                    Mr. Sams seeks damages in an unspecified amount.

                    On April 2, 2001, PICKSat filed a motion to dismiss the first amended complaint on the grounds that (1) the fraud claim is barred by the economic loss doctrine which proscribes fraud claims that are inexorably connected to a breach of contract claim; and (2) the unjust enrichment claim is barred because directors of a corporation do not receive compensation for services rendered as a director. The motion is presently pending before the Court.

                    On April 11, 2001, we filed our motion to dismiss on the ground that the existence of the contract, and the terms thereof, prevented plaintiffs from bringing claims for fraud.

                    Although both PICK and PICKSat intend to contest these claims vigorously, we cannot predict with any certainty the outcome of this case.


13. COMMITMENTS:    The Company leases facilities under noncancelable operating leases expiring through February 2004. The future minimum payments due under such leases are as follows:

                    Year ending December 31,


                    2001                                                $299,800
                    2002                                                 308,800
                    2003                                                 318,000
                    2004                                                  53,300
                    ------------------------------------------------------------
                                                                        $979,900
                    ============================================================

                    Rent expense under operating leases was $337,605, $281,863 and $356,781 for the years ended December 31, 2000, 1999 and 1998, respectively. The Company has the right to renew its operating leases for terms of between 5 and 15 years.

                    The Company has employment and consulting agreements with one employee of PICK, one employee of PICKSat and an outside consulting company, expiring in various years through 2003. The approximate aggregate commitment for future salaries and consulting fees, excluding bonuses, under these employment and consulting agreements is as follows:

                    Year ending December 31,

                    2001                                                $420,000
                    2002                                                 120,000
                    2003                                                  50,000
                    ------------------------------------------------------------
                                                                        $590,000
                    ============================================================

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                    In addition, the Company is committed to issue equity compensation of PICK and PICKSat to the above parties per these agreements.

                    In September 1998, the Company entered into an employment agreement with a key executive commencing January 1, 1999. The agreement provides for annual base salaries of $300,000, $350,000, $400,000, $450,000 and $500,000 for the next five years and additional compensation, as defined in the agreement. In April 1999, the agreement was amended to provide the key executive continue solely as chairman of the board. In May 2000, this agreement was terminated.

14. GOING           The accompanying consolidated financial statements have been
    CONCERN         prepared assuming that the Company will continue as a going
    MATTERS:        concern, which contemplates the realization of assets and
                    the satisfaction of liabilities in the normal course of business. The Company has incurred substantial recurring losses from operations, has a net capital deficiency in the amount of $37,784,814 and has a working capital deficiency of $31,777,979 at December 31, 2000 that raise substantial doubt about its ability to continue as a going concern. In addition, the Company had negative cash flow from operations for the years ended December 31, 2000, 1999 and 1998.

                    Significant short-term obligations exist including the payment of settlements with Worldcom and AT&T in the amounts of $1,256,622, plus accrued interest and $1,801,342 plus accrued interest, respectively, of which $1,706,342 was recorded on PICK's books and $95,000 was recorded on PICK Net's books (see Note 12), the Revolver balance amounted to $1,447,443 plus accrued interest past due to Tri-Links, (see
                    Note 4), the promissory notes amounted to $2,750,000 (see
                    Note 4) and $2,052,857 (see Note 12) payable to a Kuwaiti company and ATN plus accrued interest, respectively, a settlement with IDT to extend its $2,000,000 loan plus accrued interest (see Note 11) and normal cash flows from operations. Without the Company's ability to extend the payout terms of the aforementioned liabilities or obtain additional long-term financing, as well as increasing revenue and/or decreasing expenses, the Company will be unable to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability of assets or the classifications of liabilities should the Company be unable to continue as a going concern.

                    Furthermore, the Company is in need of immediate financing for working capital. Subsequent to December 31, 2000, PICKSat issued 1,460,800 shares of its common stock, to European and Middle Eastern investors, for a total purchase price of $7,304,000, plus 585,000 shares, representing 19.2% of the then outstanding PICKSat common stock, to consultants for introducing those investors. Accordingly, our ownership percentage in PICKSat has been reduced to approximately 33% of the outstanding shares. Therefore, the Company cannot depend on PICKSat for financing.

                    The Company has had discussions with several of its largest unsecured creditors, including, but not limited to AT&T and IDT. The Company attempted to reach an approved out of court "standby agreement" with all of its creditors. If the standby agreement was acceptable to the Company's creditors, then as long as the Company complied with its terms, the Company's creditors would not exercise their legal rights and remedies. If the proposed settlement with creditors was successful, the Company would have no direct obligation to any of its unsecured creditors because their claims will be satisfied from the future earnings of PICKSat and/or other affiliates. The Company's effort to resolve the claims of its unsecured creditors were not successful.

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                    Should the Company be unable to obtain interim financing in the near term and/or reach an agreement with its unsecured creditors, the Company may be forced to suspend operations and/or seek protection under the bankruptcy laws.


15. ALLOWANCE FOR   Information relating to the allowance for doubtful accounts
    DOUBTFUL        is as follows for the years ended December 31:
    ACCOUNTS:

                   Balance at
                    Beginning          Charged to                           Balance at
                     of Year             Expense          Deductions        End of Year
----------------------------------------------------------------------------------------


========================================================================================
1998                  $326,497          $125,740            $100,399            $351,838
========================================================================================

1999                  $351,838          $ 47,262            $(83,635)           $482,735
========================================================================================

2000                  $482,735          $      -            $482,735            $      -
========================================================================================




16. SALES OF        In April 2000, a group of investors from Europe and the
    COMMON STOCK    Middle East committed an aggregate of $10,000,000 to PICKSat
    OF SUBSIDIARY   to be funded over a 12-month period. As of December 31,
    TO BE ISSUED,   2000, $6,056,700 had been advanced to PICKSat.
    SUBSEQUENT
    EVENTS AND
    PRO FORMA:

                                      PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                    Subsequent to December 31, 2000, the investor group advanced an additional $1,247,300 for an aggregate of $7,304,000 to PICKSat and converted these advances into shares of common stock of PICKSat at $5.00 per share. At March 19, 2001, the investor group and financial consultants who were compensated in PICKSat stock own approximately 67% of PICKSat and the Company's ownership percentage in PICKSat has been reduced to approximately 33%. In the first quarter of 2001, PICK will be accounting for its investment in PICKSat under the equity method of accounting due to the decrease in ownership to below 50% and will no longer consolidate its results with PICKSat.

                    Proforma condensed financial data of the Company giving effect to (i) the deconsolidation of PICKSat as if the sale of additional shares had occurred at December 31, 2000; and
                    (ii) the write off of PICK's investment in PICKSat, caused by PICKSat having a stockholder deficiency which is in excess of PICK's equity in and advances to PICKSat, at December 31, 2000 is as follows:

                                                  PICK Communications
                                                Corp. and Subsidiaries       PICKSat,       Pro Forma          Pro Forma
December 31, 2000                                    Consolidated             Inc.         Adjustments     After Deconsolidation
--------------------------------------------
Current assets                                      $    358,299          $    355,090                       $      3,209
Current liabilities                                   32,136,278            11,449,876                         20,686,402
                                                    -----------------------------------------------------------------------------
Working capital (deficiency)                         (31,777,979)          (11,094,786)                       (20,683,193)

Equity in and advances to PICKSat, Inc.                                                     4,525,677
                                                                                           (4,525,677)

Property and Equipment, net                            3,444,000             3,431,096                             12,904
Other noncurrent assets                                  429,165               421,290                              7,875

Advances to PICK                                                             4,525,677     (4,525,677)                  -
Long-term debt                                         9,880,000                                                9,880,000
                                                    -----------------------------------------------------------------------------
Stockholders' deficiency                            $(37,784,814)         $(11,768,077)   $(4,525,677)       $(30,542,414)
                                                    =============================================================================

Revenue                                             $     32,919          $     32,919                       $          -
                                                    -----------------------------------------------------------------------------
Loss from continuing operations                       16,034,852            12,580,843      4,525,677        $  7,979,686
Loss from discontinued operations                      2,965,503                     -                          2,965,503
                                                    -----------------------------------------------------------------------------
Net loss applicable to common shares                $ 19,000,355          $ 12,580,843     $4,525,677        $ 10,945,189
                                                    =============================================================================

PICK COMMUNICATIONS CORP. AND SUBSIDIARIES

17. QUARTERLY FINANCIAL DATA:
     The following is a summary of the unaudited results of operations for the years ended December 31, 2000 and 1999:

Fiscal year ended December 31, 2000                    1st Quarter    2nd Quarter     3rd Quarter      4th Quarter        Total
------------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                                    -              -               -      $    32,919     $     32,919

OPERATING LOSS                                         $   923,504     $1,502,216     $ 5,166,422        5,974,897       13,567,039

OTHER EXPENSES                                             276,956        708,845         713,303          768,709        2,467,813

                                                       ----------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS                          1,200,460      2,211,061       5,879,725        6,743,606       16,034,852
                                                       ----------------------------------------------------------------------------

LOSS (INCOME) FROM DISCONTINUED OPERATIONS                 364,911         84,648         (45,239)       2,561,183        2,965,503

                                                       ----------------------------------------------------------------------------
NET LOSS APPLICABLE TO COMMON SHARES                   $ 1,565,371     $2,295,709     $ 5,834,486      $ 9,304,789     $ 19,000,355
                                                       ============================================================================

LOSS FROM CONTINUING OPERATIONS PER
   COMMON SHARE - BASIC AND DILUTED                    $      0.13     $     0.21     $      0.56      $      0.66     $       1.56

LOSS FROM DISCONTINUED OPERATIONS PER COMMON
   SHARE - BASIC AND DILUTED                           $      0.04     $     0.01     $     (0.01)     $      0.25     $       0.29

                                                       ----------------------------------------------------------------------------
NET LOSS APPLICABLE TO COMMON SHARES - BASIC AND
   DILUTED                                             $      0.16     $     0.22     $      0.55      $      0.91     $       1.85
                                                       ============================================================================



Fiscal year ended December 31, 1999                    1st Quarter    2nd Quarter     3rd Quarter      4th Quarter        Total
-----------------------------------------------------------------------------------------------------------------------------------

TOTAL REVENUE                                          $         -     $          -     $         -      $         -    $         -

OPERATING LOSS (INCOME)                                    991,782        1,000,344        (129,177)       1,063,242      2,926,191

OTHER EXPENSES                                             479,423          150,604               -        1,194,818      1,824,845

                                                       ----------------------------------------------------------------------------
LOSS (INCOME) FROM CONTINUING OPERATIONS                 1,471,205        1,150,948        (129,177)       2,256,318      4,749,294
                                                       ----------------------------------------------------------------------------

LOSS FROM DISCONTINUED OPERATIONS                        1,845,039       49,124,262       2,004,682         (373,392)     2,595,591

                                                       ----------------------------------------------------------------------------
NET LOSS                                                 3,316,244       50,275,210       1,875,505        1,877,926     57,344,885
                                                       ============================================================================

BENEFICIAL CONVERSION FEATURE OF PREFERRED
   STOCK                                                 3,570,000       21,600,000               -                -     25,170,000
                                                       ----------------------------------------------------------------------------
NET LOSS APPLICABLE TO COMMON SHARES                   $ 6,886,244     $ 71,875,210     $ 1,875,505      $ 1,877,926   $ 82,514,885
                                                       ============================================================================

LOSS FROM (INCOME) CONTINUING OPERATIONS AND
   BENEFICIAL CONVERSION FEATURE OF PREFERRED
   STOCK PER COMMON SHARE - BASIC AND DILUTED          $      1.21     $       4.94     $     (0.03)     $      0.18   $       6.30

LOSS FROM DISCONTINUED OPERATIONS PER COMMON
   SHARE - BASIC AND DILUTED                           $      0.44     $      10.67     $      0.46      $     (0.50)  $      11.07
                                                       ----------------------------------------------------------------------------
NET LOSS APPLICABLE TO COMMON SHARES - BASIC
   AND DILUTED                                         $      1.65     $      15.62     $      0.43      $     (0.32)   $     17.37
                                                       ============================================================================
